Form 10-K
period 1993-12-31
LIVE ENTERTAINMENT INC
filed 1994-04-15
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549

				  Form 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			     EXCHANGE ACT OF 1934
		For the fiscal year ended December 31, 1993
				     OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
			     EXCHANGE ACT OF 1934

			 Commission File No. 0-17342

			   LIVE ENTERTAINMENT INC.
	  (Exact name of Registrant as specified in its charter)

	   Delaware                                    95-4178252
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

  15400 Sherman Way, Van Nuys, California                 91406
  (Address of principal executive offices)              (Zip Code)

  Registrant's telephone number, including area code: (818) 988-5060

     Securities registered pursuant to Section 12(b) of the Act:

						   Name of exchange on
	Title of each class                          which registered
	-------------------                          ----------------
    Common Stock, $.01 par value                  New York Stock Exchange
   Series B Cumulative Convertible                NASDAQ Small Cap Market
   Preferred Stock, $1.00 par value

	Securities registered pursuant to Section 12(g) of the Act:
			  Contingent Payment Rights
			       (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
								   ---   ---
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 31, 1994 was approximately $13,680,000.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes X   No
						  ---    ---
      As of March 31, 1994, there were 12,093,610 shares of the Registrant's Common Stock, 6,000,000 shares of the Registrant's Series B Cumulative Convertible Preferred Stock and 15,000 shares of the
Registrant's Series C Convertible Preferred Stock outstanding.

                                  PART I

ITEM 1.     BUSINESS

Introduction

      LIVE Entertainment Inc., a Delaware corporation (the "Company" or "LIVE") was formed in 1988 and its largest ongoing businesses are LIVE Home Video Inc. ("LHV") and LEI-IVE Entertainment N.V. ("LIVE NV"), which acquire rights to theatrical motion pictures, children's films and special interest programs which they market and distribute primarily on videocassettes to wholesalers, retailers and consumers in the United States and Canada (LHV) and internationally (LIVE NV). The Company owns an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany. The Company also owns the "Specialty Retail Division," consisting of its wholly owned subsidiary, Strawberries Inc. ("Strawberries"), and Strawberries' wholly owned subsidiary, Waxie Maxie Quality Music Co. ("Waxie Maxie"). The Specialty Retail Division engages in the retail sale of audio records and tapes, compact discs and video products and consists of 142 stores in the Northeastern United States and the Baltimore/Washington D.C. metropolitan area. As discussed below under "Recent Developments for the Company - Decision to Dispose of Specialty Retailing Division and VCL," the Company intends to dispose of its interests in both VCL and the Specialty Retail Division. The Company's continuing operations are primarily in a single business segment, the distribution and retail sale of a broad variety of entertainment software products.

      The Company's executive offices are located at 15400 Sherman Way, Suite 500, Van Nuys, California 91406 and its telephone number is (818) 988-5060.

Recent Developments for the Company

Agreement in Principle on Business Combination with Carolco Pictures Inc. ("Carolco")

      In March 1994, the Company and Carolco reached agreement in principle on a business combination (the "Combination"). The Combination will be structured as a tax free exchange whereby each Carolco stockholder will receive one share of newly issued LIVE Common Stock for each 5.5 shares of Carolco Common Stock held by them. The exchange ratio will be subject to adjustment based on the market price of Carolco Common Stock prior to the consummation of the Combination, subject to two limitations. The first limitation is that the number of Carolco shares to be exchanged for each share of LIVE will be adjusted upward, if necessary, so that the market value of Carolco shares to be exchanged is at least $3.00, but in no event will more than 6.5 shares of Carolco be exchanged for each share of LIVE. The second limitation is similar to the first in that the number of Carolco shares to be exchanged for each share of LIVE will be adjusted downward, if necessary, so that the market value of Carolco shares to be exchanged is no more than $4.00, but in no event will fewer than 4.5 shares of Carolco be exchanged for each share of LIVE. The market value of Carolco shares will be deemed to be the average trading price of Carolco Common Stock for the twenty (20) trading days ending no earlier than three days prior to the closing of the Combination.

      As a result of the Combination, the current LIVE stockholders will own between 22% and 29% of the combined company, the name of which will be changed to Carolco Entertainment Inc.

      The Combination is subject to a number of conditions, including (a) redemption of LIVE's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"), (b) amendments to the Indenture (the "12%
Note Indenture") governing the $37,000,000 in principal amount of LIVE's 12% Subordinated Secured Notes Due September 1994 (the "12% Notes"), the Indenture (the "Public Indenture") governing the $40,000,000 in principal amount of LIVE's Increasing Rate Senior Subordinated Notes due 1999 (the "Public Notes"), and the terms of LIVE's Series C Convertible Preferred Stock (the "Series C Preferred Stock"), (c) delivery of fairness opinions by the independent financial advisors to each company, and (d) the availability of financing commitments at each company prior to the closing of the Combination. The Combination is also subject to the execution of a definitive business combination agreement by no later than April 22, 1994 and the subsequent approval of the Combination by a majority of the non-affiliated common stockholders of each of Carolco and LIVE.

Decision to Dispose of Specialty Retailing Division and VCL

      In March 1994, both as a result of a desire of the Company to focus its efforts on its core entertainment business and as a result of the agreement in principle on the Combination, the Board of Directors of the Company decided to dispose of the Company's interests in the Specialty Retail Division and VCL. Accordingly, the Company's interests in the Specialty Retail Division and VCL have been recorded as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale" as of December 31, 1993 and have been written down to their estimated net realizable or liquidation values. The operating statements presented have been restated to separately disclose the results of operations of VCL as a disposal of a portion of a line of business and to account for the Specialty Retail Division as a discontinued operation.

      As of March 31, 1994, no purchase offers had yet been received for either the Specialty Retail Division or VCL, although management was engaged in discussions regarding the sale of both entities. In particular, the President of the Specialty Retail Division is in the process of seeking financing to make an offer for a management led buy out of the Division. The Board of Directors of the Company has stated that it intends to give serious consideration to any such offer.

      The Series B Preferred Stock is mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division. As a result of the Company's decision to dispose of its interest in the Specialty Retail Division, a total of $40,000,000 of the Series B Preferred Stock has been re-classified from equity to current liabilities as of December 31, 1993 reflecting the Company's expectation to sell the Division for no less than $40,000,000.

Restructuring of Senior Subordinated Notes and Series A Preferred Stock

      On March 17, 1993, the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") confirmed a prepackaged plan of reorganization (the "Prepackaged Plan") for LIVE, providing for the issuance of $40,000,000 in principal amount of Public Notes, 6,000,000 shares of Series B Preferred Stock, with a liquidation preference of $60,0000,000, par value $1.00 per share, initially bearing an annual dividend of 5% if paid in cash or 8% if paid in kind and $8,000,000 in cash, replacing an aggregate of $110,000,000 principal amount of the Company's then-outstanding 14.5% Senior Subordinated Notes due May 15,
1999 (the "Outstanding Notes"), plus accrued and unpaid interest of $12,672,000 through August 31, 1992, and 1,050,000 shares of outstanding Series A Cumulative Convertible Preferred Stock, with a liquidation preference of $21,000,000, bearing a 10% cash dividend of which $872,000 was accrued and unpaid as of August 31, 1992 (the "Series A Preferred Stock") (the Outstanding Notes and the Series A Preferred Stock are referred to herein collectively as the "Outstanding Securities"). This completed the financial restructuring of LIVE begun in 1992 (the "Restructuring") that contemplated these transactions. Reorganized LIVE emerged from bankruptcy on March 23, 1993.

      Upon tender of their Outstanding Securities to American Stock Transfer & Trust Company, the holders of the Outstanding Securities received the following:

      (a) $72.727 in cash plus $335.20 principal amount of Public Notes plus 50.28 shares of Series B Preferred Stock for each $1,000 principal amount of Outstanding Notes; and

      (b) $2.98 principal amount of Public Notes plus 0.447 shares of Series B Preferred Stock for each share of Series A Preferred Stock.

      The Prepackaged Plan was filed with the Bankruptcy Court on February 2, 1993 following LIVE's receipt of acceptances of the Prepackaged Plan by the holders of the Outstanding Securities pursuant to a Prospectus, Consent Solicitation, Proxy Statement and Solicitation of Prepackaged Plan Acceptances dated December 18, 1992, and supplemented on January 13, 1993 and January 18, 1993, filed with the Securities and Exchange Commission.

Credit Issues

      On January 28, 1994, the Company's and LHV's pre-existing bank credit facility (the "Bank Credit Facility") with a group of banks headed by Chemical Bank and Credit Lyonnais Bank Nederland N.V. (the "Bank Group") was amended. The maximum credit available under the Bank Credit Facility was reduced to $20,000,000 effective on the date of the amendment. The commitments under the Bank Credit Facility will be further reduced on a monthly basis to $10,000,000 by June 29, 1994. Furthermore, the maximum credit amount available under the Bank Credit Facility will continue to be further reduced by an amount equal to cash dividends paid on the Series B Preferred Stock and Series C Preferred Stock. On April 1, 1994, cash dividends totaling $750,000 were paid on the Series B Preferred Stock, thereby reducing the maximum credit currently available under the Bank Credit Facility to $15,916,000 as of that date.

      The term of the Bank Credit Facility ends July 29, 1994 and earlier in the event of a default. The Bank Credit Facility provides that if the Bank Group chooses to terminate its lending commitment thereunder without accelerating the loans thereunder prior to July 29, 1994, the Company must apply all its cash receipts (except net proceeds of equity sales) to the repayment of the amounts outstanding under the Bank Credit Facility for up to six months after termination, at which time any amounts remaining unpaid are due. Additionally, the 12% Notes are due and payable on September 15, 1994.

      As a result of the Company's operating results in 1993, as well as its decision to dispose of the Specialty Retail Division and VCL, the Company was not in compliance with a number of ratios under the Bank Credit Facility and the 12% Note Indenture as of December 31, 1993. The Company is in discussions with the Bank Group to obtain waivers of the non-compliance and management believes that those waivers will be obtained. If the Bank Group waives the non-compliance, such waiver automatically acts as a waiver of the corresponding non-compliance under the 12% Note Indenture. If the Company does not secure the waivers, an event of default will exist under both the Bank Credit Facility and the 12% Note Indenture, allowing the Bank Group and the holders of the 12% Notes to accelerate payment of the amounts due to them. If such acceleration occurs, the Company might not be in a position to pay the amounts due and might not be able to continue as a going concern.

      The Company is in negotiations with members of the Bank Group, as well as others, to provide a replacement source of financing of up to $40,000,000, having a term of at least one year, prior to the expiration of the Bank Credit Facility (the "New Bank Credit Facility"). A condition to obtaining the New Bank Credit Facility is the agreement of the holders of at least $31,000,000 in principal amount of the 12% Notes to extend the maturity date for payment of the 12% Notes held by them to a date which would be not earlier than several months after the maturity date of the New Bank Credit Facility (the "12% Note Extension"). Although management believes there is a realistic possibility of obtaining both the New Bank Credit Facility and the 12% Note Extension prior to the expiration of the Bank Credit Facility, there is no assurance that management will be successful in these efforts. If the Company is unable to obtain replacement financing, it may not be in a position to pay the amounts due under the Bank Credit Facility and the 12% Notes upon the maturity thereof and might not be able to continue as a going concern.

      Management is also seeking to replace the Bank Credit Facility, as well as the New Bank Credit Facility once the New Bank Credit Facility is in place, with a new credit facility of approximately $75,000,000 having a term of at least one year (the "Permanent Facility"), prior to the expiration of the Bank Credit Facility (or the New Bank Credit Facility, if the New Bank Credit Facility replaces the Bank Credit Facility). Funds from the Permanent Facility may also be used to pay all then-outstanding 12% Notes in full. Management does not expect the Permanent Facility to be available unless and until after the closing of the Combination. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Carolco Financial Restructuring and Change in Control

      On October 20, 1993, Carolco, formerly the owner of approximately 51.7% of the outstanding Common Stock and 37% of the voting equity of the Company, completed a financial restructuring (the "Carolco Restructuring"). As part of the Carolco Restructuring, Pioneer LDCA, Inc. ("Pioneer"), RCS Video International Services B.V. ("RCS") and Le Studio Canal+ ("Canal+" and collectively with Pioneer and RCS, the "Strategic Investors") received all 6,245,283 shares of LIVE Common Stock owned by Carolco. Canal+ subsequently transferred to its affiliate, Cinepole Productions B.V. ("Cinepole"), all of the Common Stock in the Company owned by Canal+. As of March 31, 1994, the voting ownership percentage of LIVE held by Pioneer, RCS and Cinepole and their affiliates was 53.2%, 7.5% and 7.5%, respectively.

      Although Carolco no longer owns any voting equity of LIVE, as a result of the Carolco Restructuring, the Strategic Investors currently own approximately 63.8% of the common stock voting ownership of Carolco.

      Carolco product sold by LHV accounted for 13.0%, 38.4% and 40.3% of combined LHV and VCL net sales for the years ended December 31, 1993, 1992 and 1991, respectively.

Management Changes

      Since the beginning of 1993, Thomas Bradshaw resigned from the Board of Directors, Roy A. Salter did not stand for re-election as a member of the Board of Directors and Jay Burnham, Masao Nomura and Ronald B. Cushey have been elected or appointed as Directors. Neither of the departures from the Board of Directors was the result of any dispute with the Company.

      In September 1993, David A. Mount resigned as President and Chief Executive Officer of the Company. Mr. Mount continues to serve as a member of the Company's Board of Directors. In December 1993, Roger A. Burlage was appointed President and Chief Executive Officer of the Company.

Entertainment Marketing and Distribution Operations

General

      Historically, the operations of LHV and VCL have focused on the acquisition and distribution of home video programming in the United States and Canada (through LHV) and in German-speaking Europe (through
VCL), by marketing and distributing videocassettes to wholesalers, retailers and consumers directly. In early 1994, the Company announced plans to expand LHV's business activities into the theatrical release of a limited number of motion pictures and the direct licensing of international, television rights and other ancillary rights to third parties rather than through intermediaries. This expansion is meant to enhance the core video business of the Company. LHV controls the United States and Canadian home video rights (hereinafter referred to as "domestic home video rights") to a catalog of approximately 1,800 titles, inclusive of approximately 1,000 titles acquired from Vestron, Inc. ("Vestron").

      As an independent distribution company, the Company acquires the rights to programming from a variety of sources, including production companies and independent producers. The Company often acquires the rights to completed motion pictures. However, in order to secure rights to motion pictures which might not otherwise be available to the Company and to acquire a wider array of distribution rights on more favorable terms, the Company also secures the rights to motion pictures prior to or during production.

      Distribution rights which the Company may acquire include (a)
DOMESTIC: home video, free television, pay television (including cable and pay-per-view), theatrical and electronic publishing, and (b)
INTERNATIONAL: all media.

The United States Motion Picture Industry

      The United States motion picture industry encompasses the production and theatrical exhibition of feature-length motion pictures and the subsequent distribution of such pictures in home video, television and other ancillary markets. The industry is dominated by the major studios, including Universal Pictures, Warner Bros., Twentieth Century Fox, MGM, Sony Pictures Entertainment (including Columbia Pictures and Tri-Star Pictures), Paramount Pictures and Walt Disney Company, which historically have produced and distributed the majority of theatrical motion pictures released annually in the United States. In recent years, however, "independent" motion picture production companies such as The Samuel Goldwyn Company, New Line Cinema Corporation, Republic Pictures, Castle Rock Entertainment and Morgan Creek Productions, Inc. have played an important role in the production of motion pictures for the worldwide feature film market. There are also a large number of smaller production companies that produce theatrical motion pictures.

      The "majors" generally own their production studios and have national or worldwide distribution organizations. Major studios typically release films with direct production costs ranging from $10,000,000 to $50,000,000 or more and provide a continual source of motion pictures to the nation's theater exhibitors. The independents do not own production studios and, with certain exceptions, have more limited distribution capabilities than the major studios. Independents typically produce fewer motion pictures at substantially lower average production costs than major studios.

Motion Picture Production and Financing

      The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer or the development of an original screenplay having its genesis in a story line or scenario conceived of or acquired by the producer. In the development phase, the producer typically seeks production financing and tentative commitments from a director, principal cast members and other creative personnel. A proposed production schedule and budget are also prepared during this phase.

      Upon completing the screenplay and arranging financing commitments, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed; finalizes the filming schedule and production budget; obtains insurance and secures completion guarantees, if necessary or available, as recently the costs of securing such guarantees has increased and the number of companies providing such guarantees has decreased; establishes filming locations and secures any necessary studio facilities and stages; and prepares for the start of actual filming.

      Principal photography, the actual filming of the screenplay, may extend from four to twelve weeks or more, depending upon such factors as budget, location, weather and complications inherent in the screenplay. Following completion of principal photography, the motion picture is edited, opticals, dialogue, music and any special effects are added, and voice, effects and music sound tracks and picture are synchronized during post-production. This results in the production of the negative from which the release prints of the motion picture are made.

      The cost of a motion picture produced by an independent production company for limited distribution ranges from approximately $1,000,000 to $10,000,000 as compared with an average of more than $20,000,000 for commercial films produced by major studios for wide release. Production costs consist of acquiring or developing the screenplay, film studio rental, cinematograph, post-production costs and the compensation of creative and other production personnel. Distribution expenses, which consist primarily of the costs of advertising and release prints, are not included in direct production costs.

      The major studios generally fund production costs from cash flow from their motion picture and related activities, or in some cases from unrelated businesses. Substantial overhead costs, consisting largely of salaries and related costs of the production staff and physical facilities maintained by the major studios, also must be funded.

      Independent production companies generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a project-by-project basis. Unlike the major studios, the independents also typically finance their production activities from discrete sources. Such sources include bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

      "Pre-sales" are often used by independent film companies to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees paid to the producer by third parties in return for the right to exhibit the completed motion picture in theaters or to distribute it in home video, television, foreign or other ancillary markets. Producers with distribution capabilities may retain the right to distribute the completed motion picture either domestically or in one or more foreign markets. Other producers may separately license theatrical, home video, television, foreign and all other distribution rights among several licensees.

      Both major studios and independent film companies often acquire motion pictures for distribution through a customary industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to acquire from an independent production company all rights to a film upon completion of production. The independent production company normally finances production of the motion picture pursuant to financing arrangements with banks or other lenders in which the lender is granted a security interest in the film and the independent production company's rights under its arrangement with the studio or independent. When the studio or independent "picks up" the completed motion picture, it assumes (and in the case of the Company, most often simply pays) the production financing indebtedness incurred by the production company in connection with the film. In addition, the independent production company is paid a production fee and generally is granted a participation in the net profits from distribution of the motion picture.

      Both major studios and independent film companies generally incur various third-party participations in connection with the distribution and production of a motion picture. These participations are contractual rights of actors, directors, screenwriters, owners of rights and other creative and financial contributors entitling them to share in revenues or net profits (as defined in the respective agreements) from a particular motion picture. Except for the most sought-after talent, participations are generally payable after all distribution and marketing fees and expenses, direct production costs and financing costs are paid in full.

Motion Picture Distribution

      Motion picture distribution encompasses the distribution of motion pictures in theaters and in ancillary markets such as home video, pay-per-view, pay television, broadcast television, foreign and other markets.
The distributor typically acquires rights from the producer to distribute a motion picture in one or more markets. For its distribution rights, the distributor typically agrees to advance the producer a certain minimum royalty or guarantee, which is to be recouped by the distributor out of revenues generated from the distribution of the motion picture and is generally non-refundable. The producer also is entitled to receive a royalty equal to an agreed-upon percentage of all revenues received from distribution of the motion picture over and above the royalty advance.

Theatrical Distribution

      The theatrical distribution of a motion picture involves the manufacture of release prints, the promotion of the picture through advertising and publicity campaigns and the licensing of the motion picture to theatrical exhibitors. The size and success of the promotional advertising campaign can materially affect the revenues realized from the theatrical release of a motion picture. The costs incurred in connection with the distribution of a motion picture can vary significantly, depending on the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. Competition among distributors for theaters during such seasons is great. Similarly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues.

      The distributor and theatrical exhibitor generally enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage of the box office receipts for the exhibition period, in some cases after deduction of the theater's overhead, or a flat negotiated weekly amount. The distributor's percentage of box office receipts generally ranges from an effective rate of 35% to over 50%, depending upon the success of the motion picture at the box office. Distributors carefully monitor the theaters which have licensed the picture for exhibition to ensure that the exhibitor promptly pays all amounts due the distributor. Substantial delays in collection are not unusual.

      Motion pictures may continue to play in theaters for up to six months following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other foreign markets. The motion picture then becomes available for distribution in other markets as follows:

				     Months After            Approximate
				     Initial Release         Release Period

      Domestic home video                  4-6  months       ----
      Domestic pay-per-view                6-9  months       3 months
      Domestic pay television              10-18 months      12-21 months
      Domestic network/basic cable         30-36 months      18-36 months
      Domestic syndication                 30-36 months      3-15 years
      Foreign home video                   6-12 months       ----
      Foreign television                   18-24 months      18-30 months

Home Video

      The home video distribution business involves the promotion and sale of videocassettes and videodiscs to distributors as well as local, regional and national video retailers (e.g., video specialty stores, convenience stores, record stores and other outlets), which then rent or sell such videocassettes and videodiscs to consumers primarily for private viewing.

      Major feature films are usually scheduled for release in the home video market within four to six months after theatrical release to capitalize on the theatrical advertising and publicity for the film. Promotion of new releases is generally undertaken during the nine to twelve weeks before the release date. Videocassettes of feature films are generally sold to domestic wholesalers at approximately $50 to $60 per unit and generally are rented by consumers for fees ranging from $1 to $5 per day. Wholesalers who meet certain sales and performance objectives may earn rebates, return credits and cooperative advertising allowances. Selected titles, including certain made-for-video programs, are priced significantly lower (at a wholesale price ranging from $5 to $19 per unit) to encourage direct purchase by consumers. Direct sale to consumers is referred to as the "priced-for-sale" or "sell-through" market.

      Overall growth in the domestic home video market has slowed as growth in the number of new outlets and new VCR homes has moderated. The growth in outlets designed to serve the rental market has remained essentially flat for the past several years, while the number of new outlets which offer videocassettes and videodiscs for sale has increased. The sell-through market continues to be a seasonal business, except for feature films initially released at prices generally below $30. Furthermore, technological developments which regional telephone companies and others are developing could make competing delivery systems economically viable and could alter the home video marketplace.

Pay-per-view

      Pay-per-view television allows cable television subscribers to purchase individual programs, including recently released motion pictures and live sporting, music or other events, on a "per use" basis. The subscriber fees are typically divided among the program distributor, the pay-per-view operator and the cable system operator.

Pay Television

      Pay television allows cable television subscribers to view HBO, Cinemax, Showtime, The Movie Channel, Encore and other pay television network programming offered by cable system operators for a monthly subscription fee. The pay television networks acquire a substantial portion of their programming from motion picture distributors.

Broadcast and Basic Cable Television

      Broadcast television allows viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC and Fox), independent television stations and cable and satellite networks and stations. In certain areas, viewers may receive the same programming via cable transmission for which subscribers pay a basic cable television fee. Broadcasters or cable systems operations pay fees to distributors for the right to air programming a specified number of times.

Foreign Markets

      In addition to their domestic distribution activities, some motion picture distributors generate revenues from distribution of motion pictures in foreign theaters, home video, television and other foreign markets. There has been a dramatic increase in recent years in the worldwide demand for filmed entertainment. This growth is largely due to the privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration.

Other Markets

      Revenues also may be derived from the distribution of motion pictures to airlines, schools, libraries, hospitals and the military, licensing of rights to perform musical works and sound recordings embodied in a motion picture, and rights to manufacture and distribute games, dolls, clothing and similar commercial articles derived from characters or other elements of a motion picture.

Acquisition of Motion Picture Distribution Rights by the Company

General

      Distribution rights to motion pictures can encompass various media (e.g., theatrical, home video, free or pay television, electronic publishing) and various markets or territories (e.g., the United States and Canada, Great Britain, Japan). The Company prefers to acquire worldwide distribution rights to a motion picture in all media wherever feasible although historically the Company has focused its activities in the domestic video market.

Domestic Home Video Distribution Rights

      LHV has developed operating strategies which it believes enhance sales and profit growth potential by focusing on securing long-term access to commercially viable motion pictures for video release. It categorizes the feature films it releases in video by reference to relative acquisition costs and expected unit sales. "A+" titles generally are those films with some combination of significant box office revenues, established stars, wide theatrical distribution and/or large budgets. "A" titles usually are feature films with cast or other elements which give them a defined audience appeal and which also receive wide theatrical distribution. Those films categorized as "B" titles generally include a variety of more modestly budgeted films which, if released theatrically, are done so on a limited or regional basis. In addition to motion picture product, LHV also acquires non-theatrical programming such as sports and fitness programming, children's programming and special interest products.

      As a result of its agreement with Carolco, LHV has secured access to broadly distributed theatrical motion pictures. Carolco has granted to LHV domestic home video rights to motion pictures produced or controlled by Carolco prior to August 1995. Canadian home video rights have not been granted to LHV in the case of several films produced by Carolco. In consideration for the rights granted by Carolco, LHV has agreed to pay Carolco certain advances for each picture. These advances are recoupable from LHV's net receipts from video distribution of the pictures. LHV is entitled to cross-collateralize both net receipts from groups of pictures and advances on subsequent groups of pictures in order to ensure that it earns a certain minimum overall distribution fee on each group of films. There is a corresponding upper limit on the total gross distribution fee that LHV can earn on each group of films. "Net receipts" generally are LHV's wholesale receipts less certain expenses such as marketing and costs of manufacturing. These agreements have been (or will be in the case of any future amendments or pictures) approved by the independent committees of LIVE's Board of Directors (including members elected by holders of the Series B Preferred Stock) and Carolco's Board of Directors. During 1993, LHV released two Carolco titles under this arrangement: "Chaplin" and "Dark Wind." The Company does not anticipate releasing any additional titles under this arrangement until 1995. The Company expects that this output agreement will be extended and modified if the Combination is consummated.

      In March 1993, a subsidiary of LHV entered into a distribution agreement with Miramax Film Corp. ("Miramax") for the video release by LHV of a number of motion pictures, some of which have been theatrically released by Miramax domestically, including "The Crying Game," "The Piano," "House of the Spirits" and "Fortress." "The Piano" won three Academy Awards, including Best Actress, out of eight nominations. LHV released "The Crying Game," along with ten other titles, during 1993 and anticipates releasing the remaining titles, including "The Piano," during 1994.

      Under an agreement with Gladden Productions Inc. ("Gladden") dated as of November 1993, a subsidiary of LHV obtained home video distribution rights in the United States and Canada to ten motion pictures to be produced in the future with minimum negative costs of $10,000,000 each. Under the agreement, all ten movies are to receive a theatrical release. None of the films are yet in production and there is no assurance that any films will be produced under this agreement. The Company does not expect to have any of these films available for video release until late 1995 at the earliest.

      Pursuant to various other agreements with independent motion picture producers, exclusive of Carolco and Miramax, LHV released 29 other feature film titles during 1993, including among others, "Light Sleeper," "Reservoir Dogs," "Bob Roberts," "Glengarry Glen Ross," "Bad Lieutenant" and "Tom and Jerry: The Movie." Although there can be no assurance that motion pictures to be released theatrically in the future will be delivered to LHV, pursuant to those same and other agreements, LHV anticipates releasing a total of between 50 to 75 feature films in 1994 and 1995. Management believes that, under current market conditions, "B" titles generally will be available at favorable prices on a title by title basis, either in the pre-production stage or as finished product. LHV also intends to continue to pursue opportunities to acquire video rights in children's, budget line and special interest programming, assuming sufficient capital resources are available to the Company.

      Domestic home video rights are acquired under exclusive licenses, typically for a term of 15 years or more, in return for non-refundable advances against future royalties which are generally based on either a percentage of LHV's wholesale selling price or a percentage of profit contribution derived from the sale of videocassettes. In most instances, the advance is paid on or after the delivery of the applicable picture to the Company, which typically occurs six to twelve months prior to video release. Furthermore, the licenses may require the film's producer or distributor to make certain minimum print and advertising expenditures toward the theatrical release of the motion picture. In those instances where LHV pays a substantial portion of the royalty advance prior to completion, a completion bond in favor of LHV guaranteeing that a movie will be finished is almost always required or the funds are escrowed or secured by a letter of credit. Acquisition costs vary substantially from title to title, depending on LHV's assessment of the projected demand for the program.

      LHV, under its children's programming label, Family Home Entertainment ("FHE"), has over the years built a substantial library of children's titles. In 1988, FHE secured worldwide rights to release videocassettes of the "Teenage Mutant Ninja Turtles" animated television series. LHV also has an agreement with Broadway Video Entertainment granting it home video rights to programs including "Rudolph the Red Nosed Reindeer," "Frosty the Snowman," "Santa Claus is Coming to Town," "The Little Drummer Boy," "Here Comes Peter Cottontail" and "Frosty Returns." In addition, license agreements have been secured for programming featuring the products of major toy manufacturers including such licensed characters as "Robotech," "Pound Puppies," "G.I. Joe," "Transformers," "JEM," "Mapletown," "Velveteen Rabbit," "Strawberry Shortcake," "The Mad Scientist," "Babar," "Care Bears" and"Bucky O'Hare."

      LHV also distributes non-theatrical products such as the "Smithsonian Series" and the "Audubon Series." LHV distributes music videos, including those by Michael Jackson, the Rolling Stones and the Doobie Brothers. Sports and fitness titles include the "PGA Tour," a Jose Canseco instructional tape and Paula Abdul and Marla Maples fitness tapes.

      LHV maintains its own sales organization which prepares sales and marketing plans for new release and catalog promotions, and, in conjunction with the sales force of WEA Corp. ("WEA"), works closely with wholesale distributors, rackjobbers and key retailers in the United States. Pursuant to an agreement expiring in May 1995, WEA handles all physical aspects of United States sales, distribution, billing and collections for LHV. LHV, through its wholly owned subsidiary LIVE America Inc., has a similar arrangement with MCA Canada Ltd., with respect to LHV's Canadian sales, marketing and distribution activities under an agreement expiring in August 1994.

      Acquisition agreements typically define "home video rights" as the rights to manufacture and market videocassettes, videodiscs and other information storage devices for the purpose of viewing the motion pictures embodied therein in private living accommodations. These agreements generally do not include the right to broadcast or cablecast programs or exhibit programs on pay-per-view television or in movie theaters or similar locations, although from time to time these agreements include such rights. Historically, where these other rights were acquired, the Company exploited them by sublicensing the rights to third parties whose principal businesses included exploitation of such rights. In early 1994, the Company announced plans to expand LHV's business activities into the theatrical release of a limited number of motion pictures and the direct licensing of international and television rights to third parties rather than through intermediaries. Therefore, the Company anticipates acquiring more of these non-video rights in the future.

Other Domestic Distribution Rights

      The Company intends to acquire theatrical distribution rights as part of the overall acquisition where possible, even if a film ultimately will not be released theatrically. In addition, television distribution rights will be acquired where available. Television networks, independent television networks, television stations and cable system operators generally license television series, films and film packages (consisting of theatrically released feature films and made-for-television movies) pursuant to agreements with distributors or syndicators that allow a fixed number of telecasts over a prescribed period of time for a specified cash license fee or for barter of advertising time.

International Distribution Rights

      International distribution rights include rights in various media (e.g., television, theatrical and home video) and to various territories (e.g., the United Kingdom, Japan, and the Benelux nations). To acquire these rights, the Company is required to pay a minimum guarantee. The minimum guarantee, along with specific recoupable marketing and other expenses, is recovered from the motion picture's gross revenues before the producer begins to participate in the net revenues. The Company is in the process of developing a sales force to manage international sales and to promote its motion pictures at foreign film markets, including the Cannes Film Festival in France, the American Film Market in Los Angeles and MIFED in Italy.

Other International Activities

      In addition to LHV's newly created international sales division, the Company conducts its foreign home video operations through a series of foreign subsidiaries, including LIVE NV and VCL. LIVE NV and VCL are engaged in the acquisition of rights to, and the marketing and distribution of, home video programming in certain foreign markets.

      The activities of VCL are in the German-speaking market in Europe. VCL has entered into a series of agreements with Rank Video Services GmbH ("Rank Germany") whereby Rank Germany became the exclusive provider of videocassette duplication services to VCL. As part of those agreements, Rank paid VCL DM5,000,000. A portion of the funds advanced to VCL must be repaid to Rank Germany if certain minimum volume duplication requirements are not met.

      In March 1994, both as a result of a desire of the Company to focus its efforts on its core domestic entertainment business and as a result of the agreement in principle on the Combination, the Board of Directors of the Company decided to dispose of the Company's interest in VCL.

Specialty Retail Operations

      Strawberries, started in 1976, has grown to be one of the largest specialty retailers of pre-recorded music in the New England market.

      The Specialty Retail Division currently operates 142 stores in 11 states, providing audio and video software products. Its largest market is the greater Boston area from which it derives more than one-quarter of its revenue. Acquired by the Company in June 1989, Strawberries is a wholly owned subsidiary of LIVE. In March 1990, Strawberries acquired Waxie Maxie, a retailer of pre-recorded music and video, which currently operates 32 stores in the greater Baltimore/Washington D.C. metropolitan area, including Virginia and Maryland.

      The stores are generally clustered in metropolitan markets which allows for potentially greater name recognition, advertising efficiency and distribution and shipping economies of scale. Most stores are located in strip retail centers with high visibility locations as opposed to mall locations. Because mall stores frequently present parking and other logistical problems for customers, management believes that strip centers are better suited for the sale of entertainment products. By locating in such strip centers, the Specialty Retail Division is able to lease locations at a lower cost per square foot than a major mall since the rents charged for strip shopping center locations are generally lower than rents charged for mall stores. The Division operates one central warehouse distribution center and administrative offices in Milford, Massachusetts.

      Most of the Division's stores range in size from 1,800 to 4,000 square feet. The Division also has three "superstores" of over 10,000 square feet, the most recent being the 11,300 square foot store that opened on Boston's Boylston Street in April 1994. The "superstore" model is seen by the Division as a prototype for large format stores in major metropolitan areas. In 1993 the Division continued its store development program by opening, remodeling and/or relocating a total of 21 stores and intends to continue to retrofit and, where physically possible and justified by other factors, including availability of capital, open new stores and enlarge a significant number of existing stores over the next several years.

      Sales of pre-recorded music represent approximately 90% of all the Specialty Retail Division's revenues; the balance is from pre-recorded videocassettes and accessories. Most of the Division's stores carry between 8,000 and 15,000 pre-recorded music titles in both the compact disc and cassette configurations and cover the spectrum of rock, pop, jazz, dance, soul, classical and country. The stores offer a broad selection of pre-recorded music, usually at least as broad as that offered by competitors in their markets.

      The Specialty Retail Division extensively advertises its products on radio and in newspapers and to a lesser extent on television and by flyers. Its advertising is handled by its own staff, with substantially all advertising expenditures covered by manufacturers' cooperative allowances.

      Most of the stores sell pre-recorded videocassettes, although video sales constituted only 3.5% and 2.8% of the Specialty Retail Division's revenues for the twelve months ended January 31, 1993 and 1994, respectively.

      Substantially all of the home entertainment products sold by the Specialty Retail Division are purchased directly from manufacturers. Six major manufacturers produce over 90% of the pre-recorded music sold in the United States. Pre-recorded music manufacturers' return policies typically permit the right of return all unsold product, subject to certain financial penalties if returns exceed a predetermined level. However, these return policies differ among manufacturers and are subject to change without notice. In the twelve months ended January 31, 1994, the Specialty Retail Division received return allowances from manufacturers for substantially all pre-recorded music product.

      In March 1994, both as a result of a desire of the Company to focus its efforts on its core domestic entertainment business and as a result of the agreement in principle on the Combination, the Board of Directors of the Company decided to dispose of the Company's interest in the Specialty Retail Division.

Competition

      Success in the home video market is largely dependent on a company's ability to acquire home video rights to programming at attractive prices and upon the subsequent performance of this programming in the marketplace. The Company currently has an exclusive output arrangement with Carolco with respect to the acquisition of programming and also has multi-picture distribution arrangements with Miramax and Gladden. There is no assurance that the films which the Company expects to receive under these arrangements will be commercially successful. The output arrangement with Carolco will not cover films produced after July 31, 1995. Although the Company intends to use its best efforts to extend LHV's existing output agreement with Carolco beyond its current July 1995 expiration date, there is no assurance that an extension agreement will be reached. Should the Combination occur, the Company expects this agreement will be extended and modified.

      The Company also acquires additional distribution rights on a film-by-film basis. The Company faces significant competition both in obtaining distribution rights and in selling products. The Company's competitors for product acquisitions are companies such as New Line, HBO and Trimark, and it competes with these companies as well as major studios in the marketing of its product. Certain of the Company's competitors, particularly those affiliated with major studios or pay television broadcasters, have significantly greater financial resources than the Company. Competition for distribution rights is based primarily on the amount of the royalty advances which companies are willing to offer to producers as well as on the producer's perception of the company's marketing capabilities and its commitment to marketing the release of a film.

      The distribution of video and audio software merchandise by the Specialty Retail Division is highly competitive. Identical merchandise is available to competitors at approximately the same price. Buying and selling is performed in open competitive markets in which the measure of success is largely determined by the degree of efficiency and effectiveness of the retailer. Competition for the Specialty Retail Division is mostly regionalized with competitors affecting business to various degrees in each market.

Regulation Affecting the Company

      Distribution rights to motion pictures are granted legal protection under the copyright law of the United States and most foreign countries, which provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. The Company endeavors to maintain copyright protection for all its films under the laws of all applicable jurisdictions.

      United States television stations and networks as well as foreign governments impose restrictions on the content of motion pictures which may restrict in whole or in part exhibition on television or in a particular territory. There can be no assurance, therefore, that current or future restrictions on the content of Company films, may not limit or affect the Company's ability to exhibit certain of such motion pictures in such media or markets.

Major Customers

      During the year ended December 31, 1991 and 1993, no one customer accounted for more than 10% of the combined net sales of LHV and VCL. During the year ended December 31, 1992, one customer accounted for approximately 16.6% of the combined net sales of LHV and VCL.

Employees

      As of March 31, 1994, LHV had 95 full-time employees and 7 part-time employees, the Specialty Retail Division had 679 full-time employees and 649 part-time employees and VCL had 79 full-time employees and 14 part-time employees. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

ITEM 2.     PROPERTIES

      The Company's executive offices, which include the offices of LHV, are leased in Van Nuys, California. The Specialty Retail Division owns its administrative offices and a distribution center which are located in Milford, Massachusetts; its 142 retail store locations, located in 11 states in the Northeastern and mid-Atlantic regions, are in leased facilities. VCL leases its offices and distribution center, which are all located in Munich, Germany. LIVE NV leases its offices, which are located in Curacao, Netherlands Antilles. The Company believes that its office and warehouse facilities described above are adequate to meet its current and anticipated future needs.

ITEM 3.     LEGAL PROCEEDINGS

      On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of the Company against the Company, Carolco and certain of the Company's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (b) by materially understating the true extent of the write off of goodwill in connection with the sale of substantially all of the assets of the Company's wholly owned subsidiary, Lieberman Enterprises Incorporated ("Lieberman"), to Handleman Company ("Handleman") in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of the Company against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of the Company and Carolco, including Pioneer, as well as a lender to LHV and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under Section
20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing Pioneer from this lawsuit.

      In February 1992, a purported class action lawsuit was filed in the U.S. District Court, District of Delaware, by an alleged holder of Carolco's public debt, against the Company, Carolco and certain directors
and executive officers of Carolco.   The Delaware complaint alleges, among
other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by concealing the true value of certain of the Company's assets, and overstating goodwill, stockholders' equity, operating profits and net income in the Company's Form 10-K for the year ended December 31, 1990 and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991. In April of 1992 this lawsuit was transferred to the U.S. District Court, Central District of California. The proceedings are being coordinated with the consolidated action described in the preceding paragraph. On July 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed.

      On March 24, 1994, the same day as the Company and Carolco announced that they had reached agreement in principle on the Combination, a purported class action lawsuit was filed in the Delaware Chancery Court by an alleged stockholder of the Company against the Company, Carolco, Pioneer, Cinepole and certain past and present directors of the Company and Carolco. The complaint alleges, among other things, that the defendants breached their fiduciary duties in agreeing in principle to the Combination. The complaint seeks an injunction prohibiting the Company and Carolco from proceeding with the Combination, as well as unspecified monetary damages.

      Management and counsel to the Company are unable to predict the ultimate outcome of the above-described actions at this time. However, the Company and the other defendants believe that all these lawsuits are without merit and intend to defend them vigorously. Accordingly, no provision for any liability which may result has been made in the Company's consolidated financial statements. In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon the Company's financial position or results of operations.

      Other than as described above, there are no material legal proceedings to which LIVE or any of its subsidiaries are a party other than ordinary routine litigation in the ordinary course of business. In the opinion of management (which is based in part on the advice of outside counsel), resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1993.
                                 PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
	    MATTERS

Market Prices

      The Company's Common Stock is listed with, and has been traded on, the New York Stock Exchange under the symbol "LVE." As of March 31, 1994, there were 1,281 holders of record of the Company's Common Stock. As of the same date, 12,093,610 shares of the Company's Common Stock were outstanding out of 120,000,000 shares authorized.

      The following table sets forth for the periods indicated the high and low sales prices for the Company's Common Stock on the New York Stock Exchange.

				Year Ended December 31, 1992

Quarter Ended                                High                    Low
- - -------------                                ----                    ---
March 31, 1992. . . . . . . . . . . . . . .  $4.750                 $2.000
June 30, 1992 . . . . . . . . . . . . . . .   3.500                  1.625
September 30, 1992. . . . . . . . . . . . .   1.750                  1.125
December 31, 1992 . . . . . . . . . . . . .   2.125                  1.250

				Year Ended December 31, 1993

Quarter Ended                                High                    Low
- - -------------                                ----                    ---
March 31, 1993  . . . . . . . . . . . . . .  $2.875                 $1.625
June 30, 1993 . . . . . . . . . . . . . . .   2.375                  1.625
September 30, 1993. . . . . . . . . . . . .   2.625                  1.750
December 31, 1993 . . . . . . . . . . . . .   2.875                  1.750

				Year Ending December 31, 1994

Quarter Ended                                High                    Low
- - -------------                                ----                    ---
March 31, 1994. . . . . . . . . . . . . . .  $3.125                 $2.000

Cash Dividends

      The Company has never paid cash dividends on its Common Stock, which in part has been due to restrictions imposed by debt instruments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Board of Directors expects that it will continue to retain all earnings for use in the Company's business except as required to be paid on the Series B Preferred Stock and the Series C Preferred Stock.

ITEM 6.     SELECTED FINANCIAL DATA

      The following table sets forth the selected financial data and other operating information of LIVE and is derived from the audited consolidated financial statements of LIVE. The table does not include financial data of Strawberries prior to June 1989 and Waxie Maxie and VCL prior to their respective acquisition dates in 1990. The data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Certain re-classifications were made to the financial information from 1989 through 1992 to conform to the 1993 presentations.

							  Year Ended December 31,
					       ----------------------------------------------
						1989      1990      1991      1992      1993
					       ------    ------    ------    ------    ------
					       (Amounts in Thousands, Except Per Share Data)
Summary of Operations
- - ---------------------
Net sales . . . . . . . . . . . . . . . . . .   $110,931  $322,878  $264,418  $192,513  $172,246
Operating profit (loss) . . . . . . . . . . .     20,683    59,851      (586)   (4,854)  (21,177)
Interest expense, net . . . . . . . . . . . .     12,496     8,852   (15,834)  (14,424)   (6,264)
Income (loss) from continuing operations          11,304    38,008   (17,737)  (17,460)  (28,209)
Income (loss) from discontinued operations         8,123   (12,460)  (89,315)    1,090   (22,083)
Extraordinary item. . . . . . . . . . . . . .         --        --        --     3,967        --
Net income (loss) . . . . . . . . . . . . . .     19,427    25,548  (107,052)  (12,403)  (50,292)
Income (loss) per common share:
						       (a)                 (a)       (a)       (a)
  Continuing operations . . . . . . . . . . .        .96      3.12     (1.55)    (1.64)    (2.63)
  Discontinued operations . . . . . . . . . .        .71     (1.02)    (7.40)      .09     (1.83)
  Extraordinary item. . . . . . . . . . . . .         --        --        --      0.33        --
						       (a)                 (a)       (a)       (a)
  Net income (loss) . . . . . . . . . . . . .   $   1.67  $   2.10  $  (8.95) $  (1.22)  $ (4.46)


								 December 31,
					       ----------------------------------------------
						1989      1990      1991      1992      1993
					       ------    ------    ------    ------    ------
							  (Amounts in Thousands)

Selected Financial Data
- - -----------------------
Cash and receivables. . . . . . . . . . . . .   $134,446  $149,408  $ 97,597  $ 33,183  $ 44,790
Inventories . . . . . . . . . . . . . . . . .     83,229   118,576    49,205    48,961    10,124
Total assets. . . . . . . . . . . . . . . . .    482,212   567,600   413,977   297,048   253,549
Total long-term debt obligations. . . . . . .    186,195   154,955   118,937    79,061    60,204
Total stockholders' equity. . . . . . . . . .    121,875   149,084    61,597    89,059    10,742
Working capital . . . . . . . . . . . . . . .    118,505    94,762    17,109    15,763     5,797


(a) Income (loss) per common share in 1989, 1991, 1992 and 1993 is net of preferred dividends of $367,000, $966,000, $2,397,000
	       and $3,589,000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

Continuing Operations

      Combined net sales of LHV and VCL decreased to $172,246,000 during 1993 compared to $192,513,000 during 1992. The decrease of $20,267,000, or 10.53%, is primarily attributable to a decrease in sales at LHV, resulting from a weaker release schedule in 1993 compared to 1992.
Results for 1993 included revenues from the initial rental releases of the theatrical films "Reservoir Dogs," "Bob Roberts," "Glengarry Glen Ross," "The Crying Game," "Bad Lieutenant" and "Chaplin," along with the sell-through release of "Tom and Jerry: The Movie." The net sales from these 1993 releases were less than the revenues generated from 1992's initial rental releases of "Defenseless," "Rambling Rose," "Basic Instinct" and "Universal Soldier," along with the sell-through release of "Terminator 2:
Judgment Day." In addition, LHV's 1992 results included sales of approximately $9,300,000 from titles obtained in the July 1991 acquisition of Vestron that had not been previously released to the video market. All previously unreleased Vestron titles were released by LHV on video by May 1992. Revenues generated by LHV from Carolco titles amounted to 13.0% and 38.4% of combined net sales for 1993 and 1992, respectively. VCL's sales decreased during 1993 compared to 1992, primarily due to a weakening in the video rental market in Germany. In addition, 1992's results included the home video rental release of "Terminator 2: Judgment Day" in Germany; there was no similar release by VCL in 1993.

      Combined gross profits of LHV and VCL decreased $924,000, or 3.8%, to $23,138,000 during 1993 compared to $24,062,000 during 1992. As a percentage of sales, gross profit increased from 12.5% during 1992 to 13.4% during 1993. The increase as a percentage of sales despite the decrease in gross profit dollars is primarily due to greater allowances for returns and related items in 1992 than in 1993. In 1992, the Company temporarily increased its returns and related allowances as a result of matters related to the Restructuring.

      Combined selling, general and administrative expenses of LHV and VCL decreased $1,113,000, or 4.7%, to $22,700,000 during 1993 compared to
$23,813,000 during 1992. As a percentage of sales, the amount increased from 12.4% during 1992 to 13.2% during 1993. The dollar decrease is primarily a result of the Company's efforts to reduce overhead due to lower sales. The percentage increase is primarily due to the decrease in combined sales.

      Combined net interest expenses of LHV and VCL decreased $8,650,000, or 59.0%, to $6,003,000 during 1993 compared to $14,653,000 during 1992.
Effective September 1, 1992, interest stopped accruing on the Outstanding Notes; the interest expense recorded in 1992 on the Outstanding Notes was approximately $10,600,000. Interest to maturity on $36,872,000 of the Company's $40,000,000 of Public Notes has been included in the carrying value of the Public Notes and will not be recognized as interest expense in 1993 and future years. Interest expense recognized in 1992 and 1993 on the remaining $3,128,000 of Public Notes was $104,000 and $312,000, respectively. This decrease in interest expense in 1993 was partially offset by approximately $3,300,000 of interest expense associated with the 12% Notes that were issued in March and April 1993.

      LHV and VCL had a combined operating loss of $5,436,000 during 1993 compared to a combined operating loss of $4,854,000 during 1992. Both LHV and VCL had operating losses for 1992 and 1993. The combined loss of LHV and VCL before income tax expense was $27,441,000 during 1993 compared to a combined loss of $19,278,000 during 1992. The increase in the combined pre-tax loss of $8,163,000 was primarily due to the write down of the carrying value of VCL in anticipation of the disposition thereof, offset by a reduction in interest expense in 1993.

      Preferred dividends of $3,589,000 in 1993 represents the 5% cash dividend accrued on both the Series B Preferred Stock and the Series C Preferred Stock. Preferred dividends of $2,397,000 in 1992 represents the 10% cash dividend accrued on the Series A Preferred Stock for the eight months ended August 31, 1992 and the 5% cash dividend on the Series B Preferred Stock for the four months ended December 31, 1992.

      In 1992, the Company recognized a pre-tax gain of $3,177,000 associated with the Restructuring. The income tax benefit associated with this transaction was $790,000. There were no similar transactions in 1993.

      The effective income tax (benefit) rate from continuing operations for 1993 was (2.8)%. The effective tax rate from continuing operations for 1992 was 9.4%.

      Revenues, operating profits/(losses) and identifiable assets of the Company's foreign operations were $34,009,000, ($3,289,000) and $28,871,000, respectively, in 1993 compared to $32,993,000, ($3,043,000)
and $42,983,000, respectively, in 1992.

Discontinued Operations

      As a result of the Board of Directors' decision to dispose of the Company's interest in the Specialty Retail Division, the Division's results of operations for the periods presented have been classified as a discontinued operation.

      The Specialty Retail Division revenues in 1993 were $106,124,000 compared to $98,894,000 in 1992. The increase is due to the opening of new stores and an increase in comparable store sales. The Division had income before income taxes of $2,322,000 during 1993 compared to $992,000 during 1992. The increase is primarily attributable to increased sales and increased margins during 1993. The estimated loss on disposal includes a $2,024,000 provision for operating losses during the phase out period.

      Year Ended December 31, 1992 Compared to Year Ended December 31, 1991

Continuing Operations

      Combined net sales of LHV and VCL decreased to $192,513,000 during 1992 compared to $264,418,000 during 1991. The decrease of $71,905,000, or 27.2%, was primarily attributable to a decrease in sales at LHV, resulting from a combination of a weaker release schedule in 1992 compared to 1991 as well as a soft video market for straight to video feature films. Results for 1991 included revenues from the initial rental releases of the theatrical films "Air America," "L.A. Story," "The Punisher," "Narrow Margin," "The Doors," "Madonna: Truth or Dare," "Jacob's Ladder" and "Terminator 2: Judgment Day." The only similar video releases by LHV in 1992 were the initial rental releases of "Defenseless, "Rambling Rose," "Basic Instinct" and "Universal Soldier," along with the sell-through release of "Terminator 2: Judgment Day." Revenues generated by LHV from Carolco titles amounted to 38.4% and 40.3% of combined net sales for 1992 and 1991, respectively. VCL's sales increased during 1992 compared to 1991, primarily due to the home video rental release of "Terminator 2: Judgment Day" in Germany.

      Combined gross profits of LHV and VCL decreased $24,557,000, or 50.5%, to $24,062,000 during 1992 compared to $48,619,000 during 1991. As a percentage of sales, gross profit decreased from 18.4% during 1991 to 12.5% during 1992. The decrease in gross profit dollars and margin percentages was primarily attributable to lower sales volumes and margins at LHV. The decrease in margins at LHV was partially attributable to higher than anticipated returns of, and allowances related to, product released in 1991 (including price protection and rebate claims), amounting to approximately $4,100,000. With the exception of "Rambling Rose," "Defenseless," "Basic Instinct," "Universal Soldier" and "Terminator 2:
Judgment Day" (at a sell-through price), the titles released by LHV in 1992 were mostly "secondary" titles. Secondary titles are those films that are released on video that have a modest production budget and are either released directly to video or, if released theatrically, are done so on a limited or regional basis. The market for secondary titles continued to weaken in 1992, partly because of a general weakness in the United States economy, and partly because of a shift in buying and rental patterns of video retailers and consumers. Among the causes for the shift in buying and rental patterns were (a) a reduction in disposable income during the economic recession in 1991 and 1992 which negatively affected video retailers' revenues and, in turn, limited their budgets to purchase videos and (b) in order to meet reduced demand by consumers for video product and retailers' reduced purchasing budgets, video retailers limited their purchases of secondary titles and shifted their spending to "A" titles. Therefore, additional costs (in the form of rebates and price protection) were necessary to attempt to obtain increased sales volumes for secondary product. These additional costs decreased gross profit as a percentage of sales. The Company's response to this shift has been, among other actions, to change the model LHV uses for acquisition and marketing of secondary titles. The decreased gross profit percentage at LHV also is partially attributable to an increase in sales of sell-through product (which usually generates lower margins as a percentage of total sales) and higher distribution costs associated with the WEA distribution agreement (9% of gross domestic video sales) as compared to the Uni distribution agreement (5% of gross domestic video sales), offset by a decrease in LHV's film amortization as a percentage of LHV's sales from 46.7% in 1991 to 40.2% in 1992 and a decrease of advertising expenditures as a percentage of sales from 15.1% in 1991 to 14.1% in 1992.

      Management of the Company believes the decrease in gross profit dollars and percentages from 1991 to 1992 was exacerbated by the Company's financial condition in 1992 and published reports in 1992 regarding such financial condition, which management believes resulted in lower video sales, higher than normal returns of video product from wholesale customers and difficulty in acquiring video product on favorable terms.

      Combined selling, general and administrative expenses of LHV and VCL decreased $2,620,000, or 10.0%, to $23,813,000 during 1992 compared to
$26,433,000 during 1991. As a percentage of sales, the amount increased from 10.0% during 1991 compared to 12.3% during 1992. The dollar decrease is primarily attributable to a reduction in corporate overhead of approximately $2,700,000, while the percentage increase is primarily due to the decrease in sales.

      Combined amortization of goodwill and covenants of LHV and VCL increased $1,218,000, or 33.3%, to $4,874,000 during 1992 compared to
$3,656,000 during 1991. The increase is primarily due to a full year of amortization of goodwill associated with the acquisition of the assets of Vestron in July 1991.

      During 1991 the Company wrote off $15,000,000 of the excess purchase cost over the fair value of net assets acquired related to its acquisition of Vestron. There was no similar write-off in 1992.

      Combined net interest expenses of LHV and VCL decreased $1,391,000, or 8.7%, to $14,653,000 during 1992 compared to $16,044,000 during 1991.
Effective September 1, 1992, interest stopped accruing on the Company's Outstanding Notes, reducing 1992 interest expense by $5,450,000. Interest to maturity on $36,872,000 of the Public Notes has been included in the carrying value of the Public Notes and will not be recognized as interest expense in current and future years. Interest expense recognized in 1992 on the remaining $3,128,000 of Public Notes was $104,000. In 1991, approximately $2,389,000 of interest relating to the Outstanding Notes was allocated to Lieberman Enterprises Incorporated ("Lieberman"), the Company's entertainment software distribution subsidiary that was sold in July 1991, and was included in discontinued operations; such interest is included in continuing operations through August 31, 1992.

      Both LHV and VCL had operating losses during 1992. The combined loss from continuing operations of LHV and VCL before income taxes was $19,278,000 during 1992 compared to a combined loss of $16,420,000 during 1991. The Company's consolidated loss from continuing operations in 1991 was principally due to the $15,000,000 write-off of the excess of the Vestron purchase price over the fair value of net assets acquired and the $3,905,000 of expenses relating to the proposed business combination with Carolco in 1991 and related restructuring of the Company's management (there were no similar transactions during 1992); 1992's combined loss was due principally to lower sales and gross profits.

      The effective income tax expense (benefit) rate from continuing operations for 1992 and 1991 was approximately 9.4% and (8.0)%, respectively.

      Preferred dividends of $2,397,000 in 1992 represents the 10% cash dividend accrued on the Company's Series A Preferred Stock for the eight months ended August 31, 1992 and the 5% cash dividend on the Series B Preferred Stock for the four months ended December 31, 1992. The $966,000 of dividends during 1991 represents the dividends on the Series A Preferred Stock from July 1991, the date of issuance.

      In 1992, the Company recognized a pre-tax gain of $3,177,000 associated with the financial restructuring of the Outstanding Notes. The income tax benefit associated with this transaction was $790,000.

      Revenues, operating profits/(losses) and identifiable assets of the Company's foreign operations were $32,993,000, ($3,043,000) and $42,983,000, respectively, in 1992 compared to $27,788,000, $985,000 and
$52,913,000, respectively, in 1991.

Discontinued Operations

      The Specialty Retail Division's revenues for the year ended December 31, 1992 were $98,894,000 compared to $96,945,000 for the comparable period in 1991. The increase is due to increased inventories made possible by the Division's two-year, $10,000,000 credit facility obtained from Foothill Capital Corporation in June 1992 (the "Strawberries Credit Facility"), as well as the re-institution of the Division's store development, expansion and relocation programs in 1992. The Division had income before income taxes of $992,000 during 1992 compared to a loss before income taxes of $2,796,000 during 1991. The increase in profits is primarily due to increased sales and a reduction in interest expense during 1992 compared to 1991.

      There were no sales at Lieberman during 1992 due to the sale of Lieberman in July 1991. Lieberman's net sales during 1991 (through July 26, 1991, the date operations ceased) were $150,423,000.

      Lieberman's loss from discontinued operations after tax benefits was $11,629,000 during 1991. Losses of $8,336,000 during 1992 were charged against the provision of $20,711,000 which was established upon the decision to dispose of Lieberman's assets.

Liquidity and Capital Resources

      The Series B Preferred Stock is mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division. As a result of the Company's decision to dispose of its interest in the Specialty Retail Division, a total of $40,000,000 of the Series B Preferred Stock has been re-classified from equity to current liabilities as of December 31, 1993 reflecting the Company's expectation to sell the Division for no less than $40,000,000.

      At December 31, 1993, the Company had total current assets of $176,472,000 and total current liabilities of $170,675,000, resulting in working capital of $5,797,000, a decrease of $9,966,000 over the working capital at December 31, 1992.

      Historically, the Company has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of the Outstanding Notes. For the year ended December 31, 1993, the Company generated negative cash flow from continuing operations of $12,299,000.

      On May 11, 1992, LHV entered into a three-year distribution agreement with WEA that became effective on June 1, 1992. Under the terms of the agreement, WEA advanced $20,000,000 to LHV, recoupable from distribution revenues during the three-year term of the agreement at the rate of $555,555 per month plus interest at LIBOR (3.2% at December 31, 1993) plus 0.2%, not to exceed the prime rate. The advance is secured by a first priority security interest in certain of LHV's FHE catalog titles. LHV received an additional advance from WEA of $4,900,000 which was repaid in full in September 1992. The amount of the advance outstanding as of December 31, 1993 was $10,000,000.

      In 1993, the Company received a total of $37,000,000 upon issuance of the 12% Notes and as of April 1, 1994 was able to borrow up to $15,916,000 under the Bank Credit Facility for new video rights acquisitions. The total borrowings and borrowing availability under the Bank Credit Facility and the 12% Notes ($52,916,000 as of April 14, 1994) will provide sufficient funds to permit LHV to acquire additional films for distribution.

      Investing activities generated a negative cash flow during 1993 of $3,676,000, primarily as a result of the acquisition of property and equipment at all operating subsidiaries. Management expects that cash flows from investing activities will be negative through 1994 as a result of the store opening, expansion, renovation and relocation program at the Specialty Retail Division.

      On January 28, 1994, the Company's and LHV's pre-existing Bank Credit Facility with the Bank Group was amended. The maximum credit available under the Bank Credit Facility was reduced to $20,000,000 effective on the date of the amendment. The commitments under the Bank Credit Facility will be further reduced on a monthly basis to $10,000,000 by June 29, 1994. The term of the Bank Credit Facility ends July 29, 1994 and earlier in the event of a default. Furthermore, the maximum credit amount under the Bank Credit Facility will continue to be further reduced by an amount equal to cash dividends paid on the Series B Preferred Stock and Series C Preferred Stock. On April 1, 1994, cash dividends totaling $750,000 were paid on the Series B Preferred Stock, thereby reducing the maximum credit currently available under the Bank Credit Facility to $15,916,000 as of that date.

      As a result of the Company's operating results in 1993, as well as its decision to dispose of the Specialty Retail Division and VCL, the Company was not in compliance with a number of ratios under the Bank Credit Facility and the 12% Note Indenture as of December 31, 1993. The Company is in discussions with the Bank Group to obtain waivers of the non-compliance and management believes that those waivers will be obtained. If the Bank Group waives the non-compliance, such waiver automatically acts as a waiver of the corresponding non-compliance under the 12% Note Indenture. If the Company does not secure the waivers, an event of default will exist under both the Bank Credit Facility and the 12% Note Indenture, allowing the Bank Group and the holders of the 12% Notes to accelerate payment of the amounts due to them. If such acceleration occurred, the Company might not be in a position to pay the amounts due and might not be able to continue as a going concern.

      The Company is in negotiations with members of the Bank Group, as well as others, to provide the New Bank Credit Facility prior to the expiration of the Bank Credit Facility. The Company also is in negotiations with holders of $31,000,000 in principal amount of the 12% Notes to obtain the 12% Note Extension. A condition to obtaining the New Bank Credit Facility is obtaining the 12% Note Extension. Although management believes there is a realistic possibility of obtaining both the New Bank Credit Facility and the 12% Note Extension prior to the expiration of the Bank Credit Facility, there is no assurance that management will be successful in these efforts. If the Company is unable to obtain replacement financing, it may not be in a position to pay the amounts due under the Bank Credit Facility and the 12% Notes upon the maturity thereof and might not be able to continue as a going concern.

      Management is also seeking to replace the Bank Credit Facility, as well as the New Bank Credit Facility, with the Permanent Facility. Funds from the Permanent Facility may also be used to pay all then-outstanding 12% Notes in full. Management does not expect the Permanent Facility to be available unless and until after the closing of the Combination.

      The 12% Notes were issued on March 26, 1993. Repayment of the 12% Notes has been guaranteed by the same subsidiaries of LIVE that are borrowers under the Bank Credit Facility. The 12% Notes bear interest at the rate of 12% per annum, with interest payable monthly, and are currently due and payable on September 15, 1994. The 12% Note Indenture includes warranties, financial ratios, covenants and restrictions which generally mirror the terms of the Bank Credit Facility. Repayment of the 12% Notes is subordinated to repayment of the Bank Credit Facility, and until payment in full of the Bank Credit Facility, the rights of holders of the 12% Notes to accelerate payment thereunder are limited to payment defaults and/or acceleration of the Bank Credit Facility. Repayment of the 12% Notes is secured by a lien on all of the assets of LIVE and LHV, subordinate to the lien under the Bank Credit Facility and other pre-existing liens.

      On June 11, 1992, the Specialty Retail Division entered into the Strawberries Credit Facility to provide working capital as well as funds for expansion for the Specialty Retail Division. Borrowings under the Strawberries Credit Facility are secured by substantially all of the assets of the Specialty Retail Division. Outstanding borrowings under the Strawberries Credit Facility bear interest at the rate of 3.5% per annum above the higher of the Bank of America reference rate or the greater of the Citibank or Mellon Bank prime rate. In no event will interest under the loan be less than 9% per annum or $25,000 per month. As of the Specialty Retail Division's 1993 fiscal year end, $3,354,000 was outstanding under the Strawberries Credit Facility. The Specialty Retail Division is currently in the process of negotiating an extension to the Strawberries Credit Facility or securing a new line of credit. Management expects that the Strawberries Credit Facility or a new line of credit, together with funds generated from the operations of the Specialty Retail Division, will be sufficient to provide the Division with all needed capital resources through 1994.

      The Specialty Retail Division owns the building housing its corporate headquarters and distribution center in Milford, Massachusetts. In 1988, the Division entered into a $4,000,000 mortgage loan on this building, bearing interest at the prime rate plus 0.5%, with interest payable monthly, annual principal reduction payments of $40,000 and a balloon payment of all unpaid principal and interest on August 20, 1993. In July 1993, the Division agreed with the holder of the mortgage loan to change the interest rate to a fixed rate of 9% per annum, to continue annual principal reduction payments of $40,000 and to extend the balloon payment date to August 20, 1995. The amount outstanding under the mortgage loan as of January 31, 1994 was $3,800,000.

      Dividends under the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year.
Although the dividends scheduled to be paid on June 30, 1993 and December 31, 1993 were accrued by the Company, those dividends were not paid due to restrictions imposed on the Company by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of the Company (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. The Company had a consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, the Company was prohibited from paying the June 30, 1993 and December 31, 1993 cash dividends on the Series C Preferred Stock.

      The unpaid Series C Preferred Stock dividend itself bears a dividend of 5%, and is due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. The Company intends to pay the June 30, 1993 and December 31, 1993 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur.

      The Company experienced positive cash flows from financing activities of $38,336,000 during 1993, primarily as a result of the receipt of approximately $37,000,000 from the 12% Notes.

      The Company's management is taking the following actions to address the liquidity and capital resources issues facing it:

      (a) The Company is in negotiations with members of the Bank Group and other potential financing sources to obtain the New Bank Credit Facility prior to the expiration of the Bank Credit Facility.

      (b) The Company has held preliminary discussions with holders of the 12% Notes regarding obtaining the 12% Note Extension.

      Although there is no assurance that the Company will be successful in any of these activities, management believes that there is a realistic possibility of completing all of them during 1994.

      If management is successful in its financing efforts, it believes that the Company will have sufficient capital resources to continue to finance its activities, including the continued acquisition of additional film titles.

Impact of Inflation and Other Matters

      The inflation rate in recent years has been negligible. Where manufacturers have increased prices, the Company generally has been able to pass on such price increases within 90 to 180 days. As a result, inflation has not had a material impact on the results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The index to Consolidated Financial Statements of the Company is included in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                          PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information with respect to the directors and executive officers of the Company as of March 31, 1994.
								   Started
								   with the
     Name                  Age          Position                   Company
     ----                  ---          --------                   --------
Anthony J. Scotti          54     Chairman of the Board            1988
Frans J. Afman             60     Director                         1988
Jay Burnham                31     Director                         1993
Ronald B. Cushey           37     Director                         1993
Mario F. Kassar            42     Director                         1988
Jonathan D. Lloyd          41     Director                         1993
Satoshi Matsumoto          39     Director                         1992
David A. Mount             50     Director                         1988
Masao Nomura               44     Director                         1993
R. Timothy O'Donnell       38     Director                         1988
Roger R. Smith             51     Director                         1988
Lynwood Spinks             41     Director                         1992
Roger A. Burlage           51     President and Chief Executive    1994
				  Officer of the Company and LHV
Ivan R. Lipton             38     President of Specialty Retail    1980
				  Division
Michael J. White           38     Executive Vice President/Chief   1990
				  Administrative Officer, General
				  Counsel and Corporate Secretary
				  of the Company
Rodney W. Trovinger        43     Acting Chief Financial Officer   1986
				  of the Company and Senior Vice
				  President/Chief Financial
				  Officer of LHV

      Mr. Scotti has been a Director of the Company since November 1988 and Chairman of the Board since November 1992. Since February 1991, Mr.
Scotti has been Chairman of the Board and Chief Executive Officer of All American Communications, Inc. ("All American"), a multi-media entertainment conglomerate specializing in television production and distribution, record producing, music publishing and motion picture production. From 1976 to 1991, Mr. Scotti served as Co-Chairman of the Board of Directors and Chief Executive Officer of Scotti Brothers Entertainment Industries, a multi-media entertainment company which became a wholly owned subsidiary of All American in February 1991.

      Mr. Afman has been a Director of the Company since November 1988. From 1982 until July 1988, Mr. Afman was a Senior Vice President of Credit Lyonnais. He served as a consultant to the Board of Directors of Credit Lyonnais from July 1988 until July 1991. In July 1991, Mr. Afman was appointed Managing Director of a newly formed financial services unit of International Creative Management, a leading worldwide talent and literary agency. Currently, Mr. Afman is an independent financial consultant to the entertainment industry.

      Mr. Burnham, a Director of the Company since June 1993, has been an investment analyst with Paul D. Sonz Partners, a diversified investment services firm, since June 1990. From August 1987 until June 1990, he was an investment analyst with Columbia Savings and Loan Association, a financial savings institution. Mr. Burnham is a director of Bally's Casino Resort, a hotel and gaming establishment located in Las Vegas, Nevada.

      Mr. Cushey became a Director of the Company on November 9, 1993. He became Executive Consultant for Pioneer North America, Inc. in April 1992. Mr. Cushey served as Chief Financial Officer of Nelson Holdings International Ltd. and Nelson Entertainment Group (collectively, "Nelson") from January 1989 until June 1991, after serving as Nelson's Acting Chief Financial Officer since November 1987.

      Mr. Kassar has been a Director of the Company since November 1988. Mr. Kassar has been the Chairman of the Board of Directors of Carolco since November 1989 and Chief Executive Officer of Carolco since March 1992. From 1986 until November 1989, Mr. Kassar was Co-Chairman of the Board of Directors of Carolco. He was a co-founder of Carolco's predecessor companies in 1975, which initially involved the sale, distribution and servicing of feature films worldwide. He also was a Director of Lieberman from March 1989 until 1991. Mr. Kassar is executive producer or co-executive producer of a number of motion pictures produced by Carolco, including the "Rambo" trilogy, "Total Recall," "Terminator 2:
Judgment Day," "Basic Instinct," "Chaplin" and "Cliffhanger."

      Mr. Lloyd, a Director of the Company since June 1993, is currently the President of Qintex Entertainment, Inc. ("Qintex"), a company engaged in the development and production of television programming, a position he has held since January 1990. In October 1989, Qintex filed for reorganization under Chapter 11 of the United States Bankruptcy Code and a plan of reorganization for Qintex was confirmed in December 1992. From April 1988 to January 1990, Mr. Lloyd was the Executive Vice President and Chief Financial Officer of Qintex. He is also the Chairman of Vanguard Communications, L.P., a privately held developer and operator of microwave cable television systems.

      Mr. Matsumoto has been a Director of the Company since April 1992. He was Executive Vice President for Strategic Operations of Carolco from June 1990 until December 1993. From January 1989 to June 1990, Mr. Matsumoto served as Senior Vice President of Movie Studio Relations for Pioneer. From January 1986 until January 1989, he was Marketing Manager for the Home Audio Division of Pioneer High Fidelity (Great Britain), Ltd., a company that markets and sells electronic equipment manufactured by Pioneer Electronic Corporation ("Pioneer Electronic").

      Mr. Mount has been the President and Chief Executive Officer of WEA since November 1993. Mr. Mount became Chief Executive Officer and a Director of the Company in December 1991, President of the Company in November 1992 and was President and Chief Executive Officer of LHV from April 1990 to September 1993. In February 1993, the Company filed a "prepackaged plan of reorganization" in the United States Bankruptcy Court in order to consummate the Restructuring. The plan of reorganization was confirmed on March 17, 1993 and the Company emerged from bankruptcy on March 23, 1993. Mr. Mount previously served as Chief Operating Officer of LHV from August 1989 and was Senior Vice President and General Manager since joining LHV in August 1988. Prior to joining LHV, Mr. Mount served for eleven years in a variety of positions with various divisions of Warner Communications, Inc., most recently as Vice President of Sales for Warner Home Video with responsibility for domestic sales and distribution of video product, a position he assumed in 1984.

      Mr. Nomura became a Director of the Company on November 9, 1993. He has served as Secretary, Treasurer and Chief Financial Officer of Pioneer since March 1987.

      Mr. O'Donnell has been a Director of the Company since November 1988. He is currently President of Jefferson Capital Group, Ltd. ("Jefferson Capital"), a privately held investment banking group which he co-founded in September 1989. From July 1988 until the founding of such firm, Mr. O'Donnell served as Vice President, Acquisitions of CCA Industries Inc., a privately held diversified investment company. Mr. O'Donnell has been a Director of All American since January 1992 and a Director of Shorewood Packaging Corporation, a packager of records, audiocassettes and videocassettes, since 1992.

      Mr. Smith has been a Director of the Company since November 1988 and was Executive Vice President of Carolco from October 1990 to June 1992. Since June 1992, Mr. Smith has been self employed as an independent motion picture producer. He served as Executive Vice President of the Company from November 1989 until September 1990 and Chief Financial Officer of the Company from November 1988 until September 1990. He also served as Senior Vice President of the Company from November 1988 until he became Acting President of the Company in August 1989, a position he held until his appointment as Executive Vice President of the Company. He was also President of LIVE Enterprises Inc., a subsidiary of the Company, from November 1989 until September 1990.

      Mr. Spinks has been a Director of the Company since June 1992. He became Executive Vice President/President of Production of Carolco in July 1993. Prior to that date, he served as Executive Vice President for Business and Production Affairs of Carolco since March 1990. Mr. Spinks received the additional title of President of Production in March 1993.
He became a Director of Carolco in March 1990. From September 1988 until March 1990, Mr. Spinks was Senior Vice President of Carolco. From June 1986 until September 1988, he was Vice President of Carolco.

      Mr. Burlage has served as President and Chief Executive Officer of LIVE and LHV since January 1994. From 1989 until joining LIVE, Mr. Burlage served as President and Chief Executive Officer of Trimark Holdings, Inc., an diversified entertainment company ("Trimark"). Prior to joining Trimark, Mr. Burlage served in several other capacities in the entertainment industry, including positions with New World Pictures, Ltd. and with AVCO Corporation and AVCO Embassy Pictures.

      Mr. Lipton became President of the Specialty Retail Division in December 1991, after previously serving as Executive Vice President/Chief Merchandising Officer of the Specialty Retail Division since July 1990.
In February 1993, the Company filed a "prepackaged plan of reorganization" in the United States Bankruptcy Court in order to consummate the Restructuring. The plan of reorganization was confirmed on March 17, 1993 and the Company emerged from bankruptcy on March 23, 1993. From October 1989 to July 1990, he was Executive Vice President of Stores/Chief Operating Officer of the Specialty Retail Division, and from February 1988 to October 1989 he was Vice President, Operations. Prior to that, Mr. Lipton served as General Manager of Strawberries, a position he assumed in 1983, after joining Strawberries in 1980.

      Mr. White has been Executive Vice President/Chief Administrative Officer of the Company since November 1993 and General Counsel since September 1990. In February 1993, the Company filed a "prepackaged plan of reorganization" in the United States Bankruptcy Court in order to consummate the Restructuring. The plan of reorganization was confirmed on March 17, 1993 and the Company emerged from bankruptcy on March 23, 1993. Prior to joining the Company, Mr. White served as Vice President, Human Resources and Corporate Counsel of PACE Membership Warehouse, Inc. ("PACE") from June 1988 and February 1988, respectively, until April 1990.

      Mr. Trovinger has been Acting Chief Financial Officer of the Company since May 1992. He has been Senior Vice President and Chief Financial Officer of LHV since 1988. In February 1993, the Company filed a "prepackaged plan of reorganization" in the United States Bankruptcy Court in order to consummate the Restructuring. The plan of reorganization was confirmed on March 17, 1993 and the Company emerged from bankruptcy on March 23, 1993.

      Directors are elected for staggered terms of three years, except for one year in regards to Messrs. Burnham and Lloyd, expiring as follows:
Jay Burnham, Ronald B. Cushey, Jonathan D. Lloyd, Satoshi Matsumoto and R. Timothy O'Donnell at the 1994 annual meeting of stockholders; David A. Mount, Roger R. Smith and Lynwood Spinks at the 1995 annual meeting of stockholders; and Frans J. Afman, Mario F. Kassar, Masao Nomura and Anthony J. Scotti at the 1996 annual meeting of stockholders. Officers generally are appointed annually by the Board of Directors and serve at the pleasure of the Board of Directors.

Arrangements Pursuant to Which Certain Directors Have Been Elected

      By the terms of the Certificate of Designations, Preferences and Relative, Participating, Optional or Other Special Rights of the Series B Preferred Stock, the holders of the Series B Preferred Stock, voting as a class, are entitled to elect two Directors of the Company, and more in certain events. Messrs. Burnham and Lloyd have been elected as Directors by the holders of the Series B Preferred Stock.

ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation paid by the Company during the fiscal years ended December 31, 1993, December 31, 1992 and December 31, 1991 to Mr. Mount who served as the Chief Executive Officer of the Company until September 1993 and to each of the other executive officers of the Company during 1993 whose annual salary and bonus for such period was in excess of $100,000. As of the end of the fiscal year ended December 31, 1993, the office of President and Chief Executive Officer was vacant and there were only three executive officers of the Company (Michael J. White, Ivan R. Lipton and Rodney W. Trovinger). Such three executives along with Mr. Mount are referred to herein as the "Named Executives." Mr. Burlage became President and Chief Executive Officer of the Company in January 1994.

      Following the Summary Compensation Table are certain additional charts and tables detailing other aspects of the compensation of the Named Executives including (a) an Option Grants Table that includes information regarding individual grants of options made to the Named Executives during fiscal 1993 along with the potential realizable values of such options and
(b) a Fiscal Year End Option Table that indicates whether any of the Named Executives exercised options in fiscal 1993 and includes the number and value of unexercised options held by the Named Executives at December 31, 1993.

				SUMMARY COMPENSATION TABLE

									      Long-Term Compensation
				    Annual Compensation                              Awards (1)
			      --------------------------------                ----------------------
								  Other
								  Annual                  All Other
								  Compen-                 Compen-
Name and                                                          sation      Options/    sation
Principal Position      Year       Salary ($)        Bonus ($)    ($)(2)(3)   SARs (#)    ($)(2)
- - ------------------      ----       ----------        ---------    ---------   --------    -------
David A. Mount          1993       336,741           125,000 (6)      -        30,000     11,306 (9)
 Chief Executive        1992       378,456           300,000 (7)      -       153,500     17,503 (8)(9)
 Officer (4)(5)         1991       324,000              -             -          -           -

Michael J. White        1993       236,385            50,000 (6)      -        10,000      3,090 (10)
 Executive Vice         1992       220,423            95,000          -        30,000      3,404 (9)
 President/Chief        1991       165,000            50,000          -          -           -
 Administrative
 Officer and
 General Counsel

Rodney W. Trovinger     1993       157,307            50,000 (6)      -        10,000      2,716 (10)
 Acting Chief           1992       141,950            40,000          -        33,000        -
 Financial Officer      1991          -                 -             -          -           -
 (11)(12)

Ivan R. Lipton          1993       161,250            70,499          -        20,000      3,090 (10)
 President/Straw-       1992       150,000           124,250 (15)     -        30,000      2,250 (9)
 berries Inc. (13)(14)  1991       109,582            24,382          -          -           -


 (1) The column for long-term incentive plan payouts has been omitted because no such payouts were made to any of the Named Executives during any fiscal year covered by this Table.

 (2) Does not include information for fiscal years ended prior to December 15, 1992.

 (3) Perquisites and other personal benefits are not included to the extent they do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for the named executive.

 (4) Mr. Mount became Chief Executive Officer of the Company on December 24, 1991. Compensation amounts include compensation for fiscal 1991 prior to becoming Chief Executive Officer.

 (5) In fiscal 1991, Mr. Mount's predecessor as Chief Executive Officer of the Company received an annual base salary of $600,000.

 (6) Represents a bonus paid in recognition of the Named Executive's efforts in connection with the completion of the Restructuring in March 1993.

 (7) Includes a $50,000 "signing bonus" for assuming the duties of Chief Executive Officer of LIVE in addition to Mr. Mount's then-existing duties as President and Chief Executive Officer of LHV.

 (8) Includes for Messrs. Mount, White and Lipton matching contributions in the amount of $2,477, $3,404, and $2,250, respectively, under the LIVE Incentive Savings Plan, which is a 401(k) savings plan.

 (9) Includes $11,306 and $15,026 of life insurance premiums paid in 1993 and 1992, respectively, for Mr. Mount under a $1,000,000 whole-life split dollar insurance policy.

(10) Represents for Messrs. White, Trovinger and Lipton matching contributions in the amount of $3,090, $2,716 and $3,090 each, respectively, under the LIVE Incentive Savings Plan.

(11) Mr. Trovinger became an executive officer of the Company on May 1, 1992. Compensation amounts include compensation for fiscal 1992 prior to becoming an executive officer.

(12) Mr. Trovinger's predecessor as Chief Financial Officer of the Company received an annual base salary of $225,000. In fiscal 1991, such predecessor received total compensation of $295,808.

(13) Mr. Lipton became an executive officer of the Company on December 24, 1991. Compensation amounts include compensation for fiscal 1991 prior to becoming an executive officer.

(14)     In fiscal 1991, Mr. Lipton's predecessor as President of
	 Strawberries received an annual base salary of $275,000 and total compensation of $420,695.

(15) Includes a $50,000 "signing bonus" to extend Mr. Lipton's employment agreement through January 1996.

        The following table sets forth certain information regarding the Chief Executive Officer and the other Named Executives identified in the Summary Compensation Table.

			   OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
			   -----------------------------------------
									Potential Realizable Value
									at Assumed Annual Rates
									of Stock Price Appreciation
			  Individual Grants                             for Option Term
- - ---------------------------------------------------------------------   ---------------------------
				 % of
				 Total
				 Options/
				 SARs
		     Options/    Granted to   Exercise
		     SARs        Employees    or Base         Expir-
		     Granted     in Fiscal    Price           ation
Name                   (#)       Year(1)      ($/Share)(2)    Date       5%($)(3)      10%($)(3)
- - ----                 -------     ---------    ------------    ----       --------      ---------
David A. Mount        5,000       0.5%         2.250        3/17/03       7,075        17,930
David A. Mount       25,000       2.7%         1.875        4/20/03      29,479        74,707
Michael J. White     10,000       1.1%         1.875        4/20/03      11,792        29,883
Rodney W. Trovinger  10,000       1.1%         1.875        4/20/03      11,792        29,883
Ivan R. Lipton       20,000       2.2%         1.875        4/20/03      23,584        59,765


(1)      Total of 929,300 granted.

(2) The closing price of the Company's Common Stock on the New York Stock Exchange on March 31, 1994 was $2.50.

(3) Based upon the number of shares of the Company's Common Stock outstanding as of December 31, 1993, a 5% and 10% increase in the annual rates of stock price appreciation over the option term would result in an aggregate increase of $16,573,134 and $41,248,664, respectively, in the value of the Common Stock held by all the Company's Common Stockholders (assuming no exercise of warrants, other stock options or conversion of Series B Preferred Stock or Series C Preferred Stock).

   The following table sets forth certain information regarding option exercises and option values for the Chief Executive Officer and the other Named Executives identified in the Summary Compensation Table.

		    AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
		    -------------------------------------------------------
			    AND FISCAL YEAR-END OPTION/SAR VALUES
			    -------------------------------------
								  Value of
						 Number of        Unexercised
						 Unexercised      In-the-Money
						 Options/SARs     Options/SARs
						 at FY-End (#)    at FY-End ($)

		    Shares Acquired   Value      Exercisable/     Exercisable/
Name                on Exercise (#)   Realized   Unexercisable    Unexercisable
- - ----                ---------------   --------   -------------    -------------
David A. Mount          -0-                --     65,750/              625/
						 117,750             13,125
Michael J. White        -0-                --     15,000/                0/
						  40,000              5,000
Rodney W. Trovinger     -0-                --     16,500/                0/
						  43,000              5,000
Ivan R. Lipton          -0-                --     19,000/                0/
						  50,000             10,000

Board Fees

      During 1993, all Directors of the Company were entitled to receive non-qualified options to acquire 5,000 shares of the Company's Common Stock for service as a Board member. All Directors of the Company who are not employed by the Company or its affiliates are also entitled to receive an annual fee of $10,000 plus $1,000 for attendance at each committee meeting. Mr. Scotti does not receive these fees.

      Members of the Operations Review Committee who are not employed by the Company are each entitled to receive a $75,000 per annum fee for service on such Committee (in addition to regular fees for service on the Board but excluding a separate meeting fee for the committee members). Mr. Scotti does not receive this fee.

      Mr. Scotti receives $25,000 per month for services rendered as Chairman of the Board of Directors of the Company. Mr. Scotti receives no other annual meeting or committee fees for his service on the Board. In March 1993, Mr. Scotti received an additional $125,000 in recognition of his efforts in connection with the Restructuring.

      The Company and Mr. Scotti are parties to an agreement dated December 1993, pursuant to which the Company agreed, for a term ending in December 1996, to pay Mr. Scotti $25,000 per month, plus normal directors expenses and other out-of-pocket expenses he may incur in connection with his services to the Company, in return for Mr. Scotti making himself available to the Company or any video subsidiary thereof to act as Mr. Burlage's primary reporting person for the period ending December 31, 1996. Such compensation is payable as long as Mr. Scotti makes himself available for such purpose, whether or not the Company actually utilizes his services and whether or not Mr. Burlage remains in the Company's employ.

      Mr. Mount was party to a January 1992 employment agreement amended in November 1992 with LIVE which provided that he would serve as Chief Executive Officer and President of LIVE and Chief Executive Officer and President of LHV for a minimum salary of $425,000 per annum, plus such incentive compensation as may be determined from time to time by the Board of Directors of the Company. Mr. Mount resigned as Chief Executive
Officer and President of LIVE and LHV in September 1993 but continues to serve as a Director. Mr. Mount's employment contract provided him with a $1,000,000 whole-life split dollar insurance policy, health insurance benefits, automobile benefits, vacation benefits and a country club membership. As part of Mr. Mount's employment agreement, LHV made an unsecured, non-interest bearing loan of $150,000 to Mr. Mount. The largest amount outstanding on the loan at any time during 1993 was $150,000. Under the provisions of Mr. Mount's employment agreement, such loan was to be forgiven in its entirety at the normal expiration of the term of the agreement. In connection with Mr. Mount's departure in September 1993 as President and Chief Executive Officer of the Company and LHV, Mr. Mount and the Company entered into a separation agreement whereby Mr. Mount agreed (a) to pay to the Company by January 1994 the sum of $63,500, representing the unamortized portion of such loan, (b) to pay to the Company by January 1994 the sum of $60,000, which was the amount paid by the Company to obtain Mr. Mount's country club membership, and (c) to reimburse to the Company by January 1994 the sum of $22,843.22, representing the cash surrender value of Mr. Mount's life insurance policy. All such amounts were paid in full by early 1994.

      On February 5, 1993, the Company, LHV and certain of their subsidiaries entered into a $20,000,000 credit facility (the "Junior Credit Facility") with Pioneer North America, Inc. ("PNA"), the parent of Pioneer, and a group of other participants. PNA committed to fund $15,000,000 of the Junior Credit Facility conditioned upon completion of Restructuring, and a group of participants (the "Junior Credit Facility Participants") funded $5,000,000 of the Junior Credit Facility prior to completion of the Restructuring. Jefferson Capital was one of the Junior Credit Facility Participants, and provided $250,000 of the $5,000,000 funded by the Junior Credit Facility Participants. Mr. O'Donnell, a principal of Jefferson Capital, is a Director of the Company. Borrowings under the Junior Credit Facility bore interest at the Chemical Bank prime rate plus six percentage points, resulting in an interest rate of 12% per annum.

      On March 26, 1993, the Junior Credit Facility was refinanced by the 12% Note Indenture and the 12% Notes. Neither Pioneer nor PNA is a holder of any 12% Notes. Fidelity Management & Research Company, a subsidiary of FMR Corp., manages or advises funds that hold $31,250,000 in principal amount of the 12% Notes. Jefferson Capital held $500,000 in principal amount of the 12% Notes; Mr. Scotti held $250,000 in principal amount of the 12% Notes. The notes held by Jefferson Capital and Mr. Scotti were sold to unrelated parties in July 1993. The 12% Notes bear interest at the rate of 12% per annum, with interest payable monthly, and are due and payable on September 15, 1994.

      In connection with the Junior Credit Facility and the 12% Notes, the Company issued warrants to purchase 1,333,332 and 1,000,000 shares of the Company's Common Stock at a price of $2.00 and $2.72 per share, respectively. Jefferson Capital received a warrant to purchase 16,667 and 14,706 shares of the Company's Common Stock at a price of $2.00 and $2.72, respectively, for providing funding of $250,000 for both the Junior Credit Facility and the 12% Notes; Mr. Scotti received a warrant to purchase 14,706 shares of the Company's Common Stock at a price of $2.72 per share for his $250,000 investment in the 12% Notes. The warrants are exercisable until March 1998 and the holders have been granted demand and piggyback registration rights for the Common Stock underlying the warrants.

      In a May 1992 agreement, amended in July and August 1992, the Company engaged Jefferson Capital and Daniels and Associates (collectively, the "Financial Advisors") to review the Company's capital structure, assist in structuring and placing appropriate working capital facilities at LHV and to make recommendations with respect to the Company's capital structure.
As part of their engagement, the Financial Advisors assisted the Company in negotiating and completing the Restructuring and received a total fee of $1,700,000 for such services. LIVE has also agreed to reimburse the Financial Advisors for their reasonable out-of-pocket expenses, including legal fees, in connection with such engagement.

      Jefferson Capital has performed various other investment banking services for the Company. In January 1993, Jefferson Capital received a $100,000 retainer for investment banking services to be provided in connection with the Company's consideration of a potential business combination of the Company and Carolco. The fee for such services could increase to $1,000,000 contingent upon consummation of the Combination. LIVE has also agreed to reimburse Jefferson Capital for its reasonable out-of-pocket expenses, including legal fees, and to indemnify Jefferson Capital against certain liabilities, including liabilities under the federal securities laws, relating to or arising out of services performed by Jefferson Capital as financial advisor to LIVE's management.

      In April 1993, the Company engaged the Financial Advisors to assist in structuring and placing a long-term working capital facility for LHV and to make recommendations regarding the Company's capital structure. As part of their engagement, the Financial Advisors received a $150,000 non-refundable retainer. The additional fee for such services will be based on a percentage of the financing obtained or the capital raised and will vary depending upon the type of financing or capital raised. LIVE has also agreed to reimburse the Financial Advisors for their reasonable out-of-pocket expenses, including legal fees, in connection with such engagement.

      Houlihan, Lokey, Howard & Zukin, Inc. ("HLHZ") and Mr. Lloyd together acted as advisors to holders of the Senior Subordinated Notes and Series A Preferred Stock in connection with the Restructuring. LIVE paid HLHZ and Mr. Lloyd together a total of $630,000, plus expenses, in connection with such services. Mr. Lloyd received $92,000 of such amount. Mr. Salter, who served as a Director of the Company from April 1993 to June 1993, is a Vice President of HLHZ.

      In a July 1993 consulting agreement, the Company engaged Mr. Smith to provide consulting services as an independent contractor in connection with the search by the Company for an individual to replace David Mount as Chief Executive Officer of LIVE and LHV upon Mr. Mount's departure from the Company. The fee for such service was $10,000 per month (pro rated for partial months) plus expenses. This agreement terminated upon the hiring of Roger Burlage as President and Chief Executive Officer of the Company in January 1994. The Company paid Mr. Smith a total of $62,200 in consideration of his services under this agreement.

      Metronome Productions N.V. ("Metronome"), which employs Mr. Afman, serves as Managing Director of LIVE NV and was paid $75,000 per year through February 1994 as compensation for such service. Metronome was paid $75,000 in 1993.

Employment and Consulting Agreements

      Mr. Burlage is party to a December 1993 employment agreement with LIVE which provides that he will serve as Chief Executive Officer and President of LIVE from January 1994 until December 1997. Mr. Burlage's minimum salary is $450,000 per annum during 1994 and will be increased each calendar year thereafter by 5% of the base salary in effect in the prior calendar year (or more at the discretion of the Company's Board of Directors). Mr. Burlage will also receive incentive compensation equal to two percent of the Company's earnings before interest and taxes in excess of $10,000,000 per annum, subject to certain exclusions, limited to 100% of his base salary for the applicable year. As part of the agreement, the Company paid Mr. Burlage a signing bonus of $100,000 and agreed to pay for and/or provide a life insurance policy, disability benefits, health insurance benefits, automobile benefits, vacation benefits and a country club membership. In addition, the Company granted Mr. Burlage options to acquire 600,000 shares of the Company's Common Stock at a price of $1.875 per share (the closing price of the Company's Common Stock on the New York Stock Exchange on the date the Company and Mr. Burlage reached agreement on his employment), with 150,000 of such options vesting annually commencing December 31, 1994. If Mr. Burlage's employment is terminated by LIVE for other than "good cause," he will receive his salary, incentive compensation, life insurance, health insurance and automobile benefits for the remainder of the term of his employment agreement. All payments pursuant to the provisions of the immediately preceding sentence would be reduced, dollar for dollar, by the amount received by Mr. Burlage from employment following termination of his agreement.

      Mr. White is party to a February 1994 employment agreement with the Company which provides that he will serve as Executive Vice President/Chief Administrative Officer and General Counsel of the Company until such time that either the Company or Mr. White gives notice of termination. The agreement provides that Mr. White will receive a minimum annual salary of $250,000, plus such incentive compensation as is determined from time to time by the Board. As part of the agreement, the Company agreed to provide Mr. White with health insurance, life insurance and vacation benefits. If Mr. White's employment is terminated by LIVE for other than "good cause," he will receive his salary for one year, along with health insurance. All payments pursuant to the provisions of the immediately preceding sentence would be reduced, dollar for dollar, by the amount received by Mr. White from employment following termination of his agreement.

      Mr. Trovinger is party to an October 1992 employment agreement with LHV which provides that he will serve as Senior Vice President/Chief Financial Officer of LHV for a period of three years. The agreement provides that Mr. Trovinger will receive a minimum annual salary of $150,000, plus such incentive compensation as is determined from time to time by the Board of Directors of LHV. In addition, as part of the agreement, LHV agreed to provide Mr. Trovinger with health insurance, life insurance, automobile benefits and vacation benefits. If Mr. Trovinger's employment is terminated by LHV for other than "good cause," he will receive his salary for the lesser of one year or the remaining term of his agreement, along with life and health insurance and automobile benefits. In the event of a change of control under Mr. Trovinger's employment contract of LHV involving persons or entities other than the Company, Carolco or their affiliates, and a subsequent reduction in Mr. Trovinger's responsibilities, Mr. Trovinger has the right to terminate his agreement with the same effect as if LHV had terminated his agreement without "good cause." All payments pursuant to the provisions of the two immediately preceding sentences would be reduced, dollar for dollar, by the amount received by Mr. Trovinger from employment following termination of his agreement.

      Mr. Lipton and Strawberries are parties to a December 1992 employment agreement which provides that he will serve as President of Strawberries though January 1996. The agreement provides that Mr. Lipton will receive a minimum annual salary of $161,250 through the term of the agreement, plus such incentive compensation as is determined from time to time by the Board of Directors of Strawberries. As part of the agreement, Strawberries paid Mr. Lipton a $50,000 signing bonus and agreed to provide Mr. Lipton with health insurance, life insurance, automobile benefits and vacation benefits. If more than 50% of the stock or assets of Strawberries is sold during the term of Mr. Lipton's contract and, in certain circumstances, within two years after such term, then Mr. Lipton will be entitled to additional compensation based upon the net proceeds received in connection with such sale.

Compensation Committee Interlocks and Insider Participation

      Mr. Afman, Mr. O'Donnell and Mr. Scotti all are members of the Company's Compensation Committee. The various agreements between the Company and Messrs. Afman, O'Donnell and Scotti and their respective affiliates are described above under "Board Fees."
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock and Series C Preferred Stock

      The following table sets forth as of March 31, 1994, the beneficial ownership of shares of the Company's Common Stock and Series C Preferred Stock (a) by each stockholder who is known by the Company to own more than 5% of the outstanding shares of Common Stock, (b) by each Director of the Company, (c) by the Chief Executive Officer of the Company, (d) by the other executive officers of the Company, and (e) by all executive officers and Directors as a group. The number of shares and percentages set forth below are based upon 12,093,610 shares of Common Stock outstanding as of March 31, 1994 plus 5,119,389 shares of Common Stock that is issuable upon the conversion of the Series C Preferred Stock, including the liquidation value attributable to certain accrued and unpaid dividends. All 15,000 shares of Series C Preferred Stock are owned by Pioneer. The shares of Common Stock underlying immediately exercisable options or warrants or options or warrants that become exercisable within 60 days after March 31, 1994, are deemed to be outstanding for purposes of calculating the number and percentage of Common Stock owned by the holders of such options.

						       Percentage of
				    Shares of           Outstanding
				  Common Stock       Common Stock and
 Name of Beneficial             and Voting Shares      Voting Shares
  Owner or Identity           of Series C Preferred     of Series C
     of Group                      Stock Owned        Preferred Stock
 ------------------           ---------------------   ---------------
Pioneer LDCA, Inc. (1)             9,148,612                53.2%
Cinepole Productions B.V. (2)      1,288,030                 7.5%
RCS Editori S.p.A. (3)             1,288,030                 7.5%
FMR Corp. (4)                      1,955,882                10.2%
Anthony J. Scotti (5)(6)              54,206                    *
Roger A. Burlage (7)                       0                    *
Frans J. Afman (8)                    19,500                    *
Jay Burnham (9)(10)                   10,000                    *
Ronald B. Cushey (11)(12)              5,000                    *
Mario F. Kassar (13)                  22,500                    *
Jonathan D. Lloyd (9)                 10,000                    *
Satoshi Matsumoto (9)(12)             10,000                    *
David A. Mount (14)                  139,500                    *
Masao Nomura (11)(12)                  5,000                    *
R. Timothy O'Donnell (5)(15)(16)      80,373                    *
Roger R. Smith (17)                   95,260                    *
Lynwood Spinks (18)                   11,500                    *
Ivan R. Lipton (19)(20)               32,000                    *
Michael J. White (19)(21)             34,000                    *
Rodney W. Trovinger (19)(22)          37,010                    *
All executive officers and Directors
  as a group (16 persons)            565,849                 3.2%

- - ---------
*  Less than 1%.

 (1) Pioneer owns directly 4,029,223 shares of Common Stock. Pioneer also owns 15,000 shares of Series C Preferred Stock. The Series C Preferred Stock has voting rights equivalent to and is convertible into 5,119,389 shares of Common Stock. The addresses of Pioneer are 2265 East 220th Street, Long Beach, California 90810 and 1-20-6, Ebisuminami, Shibuya-jym, Tokyo 150, Japan.

 (2)  The address of Cinepole is 17, Dumont d'Urville, 75116, Paris,
      France.

 (3) The address of RCS Editori S.p.A. is Via Rizzoli 2, 20132 Milan, Italy. RCS Editori S.p.A. directly owns 60% of the outstanding stock of RCS Video International Services B.V. ("RCS") and indirectly owns 40% of the outstanding stock of RCS.

 (4) Represents 1,955,882 shares of Common Stock which are issuable upon exercise of presently exercisable warrants. FMR Corp. is the parent of Fidelity Management & Research Company which manages or advises funds that hold these warrants. The address of FMR Corp. and Fidelity Management & Research Company is 82 Devonshire Street, F7E, Boston, Massachusetts 02109.

 (5)  Does not include 167,378 shares of Common Stock held by Scotti
      Brothers.

 (6) Represents 54,206 shares of Common Stock which are issuable upon exercise of presently exercisable options and warrants.

 (7)  Mr. Burlage is the Chief Executive Officer of the Company.

 (8) Represents 19,500 shares of Common Stock which are issuable upon exercise of presently exercisable options.

 (9) Represents 10,000 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(10) Does not include 192,400 shares of Common Stock held by entities controlled by Paul D. Sonz Partners.

(11) Represents 5,000 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(12) Does not include 4,029,223 shares of Common Stock and 15,000 shares of Series C Preferred Stock held by Pioneer.

(13) Represents 22,500 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(14) Represents 139,500 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(15) Includes 19,500 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(16) Includes 45,873 shares of Common Stock underlying three warrants issued to Jefferson Capital. See "Board Fees" above.

(17) Includes 94,500 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(18) Represents 11,500 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(19) Messrs. Lipton, White and Trovinger are executive officers of the Company.

(20) Represents 32,000 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(21) Represents 34,000 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(22) Includes 37,000 shares of Common Stock which are issuable upon exercise of presently exercisable options.

Series B Preferred Stock

      The following table sets forth, as of March 31, 1994, the beneficial ownership of shares of Series B Preferred Stock (a) by each stockholder who is known by the Company to own more than 5% of the outstanding shares of Series B Preferred Stock, (b) by each Director of the Company, (c) by the Chief Executive Officer of the Company, (d) by the other executive officers of the Company, and (e) by all officers and Directors as a group. The number of shares and percentages set forth below are based upon 6,000,000 shares of Series B Preferred Stock outstanding as of March 31, 1994.

   Percentage of
 Name of Beneficial             Shares of Series         Outstanding
  Owner or Identity                B Preferred            Series B
     of Group                      Stock Owned         Preferred Stock
 ------------------             ----------------       ---------------
Island Investors Partnership (1)           467,604            7.8%
Metropolitan Life Insurance Company (2)    419,094            7.0%
Anthony J. Scotti                                0               *
Roger A. Burlage                                 0               *
Frans J. Afman                                   0               *
Jay Burnham (3)                                  0               *
Ronald B. Cushey                                 0               *
Mario F. Kassar                                  0               *
Jonathan D. Lloyd                                0               *
Satoshi Matsumoto                                0               *
David A. Mount                                   0               *
Masao Nomura                                     0               *
R. Timothy O'Donnell                             0               *
Roger R. Smith                                   0               *
Lynwood Spinks                                   0               *
Ivan R. Lipton                                   0               *
Michael J. White                                 0               *
Rodney W. Trovinger                              0               *
All executive officers and Directors
  as a group (16 persons)                        0               *


- - ---------
*  Less than 1%.

 (1) The address of Island Investors Partnership is 40304 Fisher Island Drive, Fisher Island, Florida 33109.

 (2) The address of Metropolitan Life Insurance Company is One Madison Avenue, New York, New York 10010.

 (3) Does not include 244,586 shares of Series B Preferred Stock held by entities controlled by Paul D. Sonz Partners.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      LHV has entered into an agreement with Carolco entitling LHV to acquire home video rights in the United States and Canada for most motion pictures produced or controlled by Carolco which commence principal photography prior to August 1995, under a series of agreements which principally consist of a master agreement entered into in July 1987, restated in October 1987, and amended in April 1990, March 1991, October 1991 and March 1992 (the "Master Agreement"). Canadian home video rights have not been granted to LHV in the case of several films produced or acquired by Carolco. The Strategic Investors have co-financed certain of the motion pictures subject to the Master Agreement. The Master Agreement provides for the payment by LHV of certain advances for each picture, which advances are recoupable from LHV's net receipts from video distribution of the pictures. LHV is entitled to cross-collateralize both net receipts from groups of pictures and advances on subsequent groups of pictures in order to ensure that it earns a certain minimum overall distribution fee on each group of films. There is a corresponding upper limit on the total gross distribution fee that LHV can earn on each group of films. "Net receipts" generally are LHV's wholesale receipts less certain expenses such as marketing and costs of manufacturing. All aspects of the Master Agreement, amendments thereto and advances on individual pictures have been or will be (in the case of future amendments or pictures) approved by the Independent Committees of each of Carolco's and LIVE's Board of Directors. In 1993, LHV made no payments to Carolco and at December 31, 1993 had no recorded contractual obligations under the Master Agreement. Additional advances also will be due if additional films are made available from Carolco under the Master Agreement. From time to time, LHV has made payments to Carolco for video rights to films in production prior to the date payment was required under the applicable video distribution agreement. The Company has received discounts for such early payments. As of December 31, 1993, the Company had no such early payments outstanding.

      LIVE NV has entered into an agreement with Carolco International N.V. (now Carolco International Inc.) ("CINV") entitling LIVE NV to acquire home video rights in the German-speaking European market for most motion pictures produced or controlled by CINV which commence principal photography prior to August 1995 (other than rights granted by CINV to other parties prior to April 1991), under a master agreement entered into in April 1991 (the "German Master Agreement"). The Strategic Investors have co-financed certain of the motion pictures subject to the German Master Agreement. The German Master Agreement provides for the payment by LIVE NV of certain advances for each picture, which advances are recoupable from LIVE NV's net receipts from video distribution of these pictures. LIVE NV is entitled to cross-collateralize both net receipts from groups of pictures and advances on subsequent groups of pictures in order to ensure that it earns a certain minimum overall distribution fee on each group of films. There is a corresponding upper limit on the total gross distribution fee that LIVE NV can earn on each group of films. "Net receipts" generally are the wholesale receipts of LIVE NV or its designated subsidiaries, including VCL, less certain expenses such as marketing and costs of manufacturing. All aspects of the German Master Agreement and advances on individual pictures have been or will be (in the case of future amendments or pictures) approved by the Independent Committee of each of Carolco's and LIVE's Board of Directors. In 1993, LIVE NV did not pay any advances to CINV. Under the German Master Agreement, LIVE NV may owe CINV up to $900,000 for three completed films to be delivered during the remaining term of the German Master Agreement. Additional advances also will be due if additional films are made available from Carolco under the German Master Agreement.

      LIVE NV and CINV are general partners in a Netherlands Antilles general partnership which is involved in the international marketing and
distribution of video rights.   LIVE NV's contribution to the partnership
consists of international video rights, and CINV's contribution consists of international distribution services. LIVE NV has a 99% interest in the partnership and CINV's interest is 1%. During 1993, CINV's portion of the partnership's income was approximately $4,000. Pursuant to a service agreement between CINV and the partnership, CINV has agreed to provide additional international sales, marketing and distribution facilities and expertise to the partnership for an annual fee not to exceed 10% of the partnership's sublicense and royalty revenue. During 1993, CINV's fee for the services rendered pursuant to this service agreement was approximately $152,000.

      In December 1992, the Company, Carolco and certain of their affiliates reconciled the amounts owing to each by the others (the "Reconciliation Agreement"). As of January 1, 1993 and December 31, 1993, Carolco and its affiliates owed a total of $5,364,439 and $8,047,318, respectively, to LIVE and its affiliates.

      Pursuant to an agreement dated October 1991, LIVE America granted Pioneer a license for United States laser videodisc rights to LIVE America's library of motion pictures (subject to certain reserved rights) for a term ending in September 1995. In October 1991, Pioneer paid LIVE America $5,000,000 under this agreement as a non-returnable advance recoupable on a cross-collateralized basis from all royalties payable to LIVE America under the agreement.

      On September 14, 1992, Pioneer and a wholly owned subsidiary of LHV formed a film rights acquisition limited partnership (the "Film Rights Partnership") to acquire video and other film rights and exploit such rights through the distribution facilities of LHV and its subdistributors. Pioneer contributed $15,000,000 in cash to the Film Rights Partnership.
At the March 23, 1993 closing date of the Restructuring, Pioneer exchanged with the Company all of its right, title and interest in and to the Film Rights Partnership in return for the Series C Preferred Stock. On March 23, 1993, Pioneer also received $472,500 as the guaranteed return on its investment in the Film Rights Partnership from September 15, 1992 to March 23, 1993. The Company has granted Pioneer piggyback and demand registration rights for the Common Stock into which the Series C Preferred Stock is convertible.

      In July 1993, LIVE granted to the Strategic Investors the right to require LIVE to use its best efforts to register all Common Stock in the Company owned by them, whether acquired directly from the Company, upon conversion of the Series C Preferred Stock, or upon acquisition of such stock from Carolco pursuant to the Carolco Restructuring.

      The Company believes that each transaction with an affiliate of the Company was on terms at least as favorable to the Company as would have prevailed in arms-length transactions between unrelated parties. In addition, future transactions between the Company and its affiliates will be referred to either the Company's Board of Directors or a committee of disinterested Directors to ensure that the interests of the Company are protected in any such transaction.

        COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

      Section 16(a) of the Securities Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1993 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that Mr. Burnham, a Director of the Company, failed to file on a timely basis one report dealing with one transaction, which report was filed two days late.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) The following consolidated financial statements of LIVE and its subsidiaries are included in Item 8 and filed herewith:

	    Consolidated Balance Sheets as of December 31, 1992 and 1993

	    Consolidated Statements of Operations for the Years Ended December 31, 1991, 1992 and 1993

	    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1991, 1992 and 1993

	    Consolidated Statements of Cash Flows for the Years Ended December 31, 1991, 1992 and 1993

	    Notes to Consolidated Financial Statements

    (a)(2) The following consolidated financial statement schedules are included in Item 14(d):

	    Schedule II   --    Amounts Receivable from Related Parties and
				Underwriters, Promoters, and Employees Other than Related Parties

	    Schedule VIII --    Valuation and Qualifying Accounts

	    Schedule IX   --    Short Term Borrowings

	    Schedule X    --    Supplementary Income Statement Information

	    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted.

    (a)(3) The exhibits listed on the Exhibit Index are filed as part of this report.

    (b) On November 3, 1993, the Company filed a report on Form 8-K, dated October 20, 1993, announcing that Carolco had consummated a financial restructuring and that the LIVE Common Stock held by Carolco was conveyed to Carolco's Strategic Investors as partial satisfaction of a loan outstanding from Carolco to the Strategic Investors.

				 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			   LIVE ENTERTAINMENT INC.


			       By    /s/  ROGER A. BURLAGE
				     -------------------------------
					    Roger A. Burlage
					 Chief Executive Officer

Dated: April 15, 1994
       --------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature            Title                           Date
	---------            -----                           ----

   ANTHONY J. SCOTTI*        Chairman of the Board           April 12, 1994
- - --------------------------
   Anthony J. Scotti


/s/ROGER A. BURLAGE          Chief Executive Officer         April 15, 1994
- - --------------------------   (principal executive officer)
   Roger A. Burlage


   RODNEY W. TROVINGER*      Chief Financial Officer         April 11, 1994
- - --------------------------   (principal financial officer)
   Rodney W. Trovinger


/s/ROBERT L. DENTON          Vice President and              April 15, 1994
- - --------------------------   Chief Accounting Officer
   Robert L. Denton          (principal accouting officer)


   FRANS J. AFMAN*           Director                        April 13, 1994
- - --------------------------
   Frans J. Afman


   JAY BURNHAM*              Director                        April 11, 1994
- - --------------------------
   Jay Burnham


   RONALD B. CUSHEY*         Director                        April 11, 1994
- - --------------------------
   Ronald B. Cushey

	Signature            Title                           Date
	---------            -----                           ----

   JONATHAN D. LLOYD*        Director                        April  9, 1994
- - --------------------------
   Jonathan D. Lloyd


   DAVID A. MOUNT*           Director                        April 12, 1994
- - --------------------------
   David A. Mount


   MASAO NOMURA*             Director                        April 12, 1994
- - --------------------------
   Masao Nomura


   R. TIMOTHY O'DONNELL*     Director                        April 12, 1994
- - --------------------------
   R. Timothy O'Donnell


   ROGER R. SMITH*           Director                        April 12, 1994
- - --------------------------
   Roger R. Smith


   LYNWOOD SPINKS*           Director                        April  9, 1994
- - --------------------------
   Lynwood Spinks


* By signing his name hereto, Roger A. Burlage signs this document as Chief Executive Officer of the Registrant and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.


By: /s/  ROGER A. BURLAGE, ATTORNEY-IN-FACT
    ---------------------------------------
      Roger A. Burlage, Attorney-In-Fact

				 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			   LIVE ENTERTAINMENT INC.


			       By    /s/  ROGER A. BURLAGE
				     -------------------------------
					    Roger A. Burlage
					 Chief Executive Officer

Dated: April 15, 1994
       --------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature            Title                           Date
	---------            -----                           ----


   ANTHONY J. SCOTTI*        Chairman of the Board           April 12, 1994
- - --------------------------
   Anthony J. Scotti


			     Chief Executive Officer         April 15, 1994
- - --------------------------   (principal executive officer)
   Roger A. Burlage


   RODNEY W. TROVINGER*      Chief Financial Officer         April 11, 1994
- - --------------------------   (principal executive officer)
   Rodney W. Trovinger


			     Vice President and              April 15, 1994
- - --------------------------   Chief Accounting Officer
   Robert L. Denton          (principal accounting officer)


   FRANS J. AFMAN*           Director                        April 13, 1994
- - --------------------------
   Frans J. Afman


   JAY BURNHAM*              Director                        April 11, 1994
- - --------------------------
   Jay Burnham


   RONALD B. CUSHEY*         Director                        April 11, 1994
- - -------------------------
   Ronald B. Cushey

	 Signature           Title                           Date
	 ---------           -----                           ----

   JONATHAN D. LLOYD*        Director                        April  9, 1994
- - --------------------------
   Jonathan D. Lloyd


   DAVID A. MOUNT*           Director                        April 12, 1994
- - --------------------------
   David A. Mount


   MASAO NOMURA*             Director                        April 12, 1994
- - --------------------------
   Masao Nomura


   R. TIMOTHY O'DONNELL*     Director                        April 12, 1994
- - --------------------------
   R. Timothy O'Donnell


   ROGER R. SMITH*           Director                        April 12, 1994
- - --------------------------
   Roger R. Smith

   LYNWOOD SPINKS*           Director                        April  9, 1994
- - --------------------------
   Lynwood Spinks



* By signing his name hereto, Roger A. Burlage signs this document as Chief Executive Officer of the Registrant and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.


By: /s/  ROGER A. BURLAGE, ATTORNEY-IN-FACT
    ---------------------------------------
	 Roger A. Burlage, Attorney-In-Fact








                       REPORT OF INDEPENDENT AUDITORS


Board of Directors
LIVE Entertainment Inc.


       We have audited the accompanying consolidated balance sheets of LIVE Entertainment Inc. and subsidiaries as of December 31, 1992 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of LIVE Entertainment Inc. and subsidiaries at December 31, 1992 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

       The accompanying consolidated financial statements have been prepared assuming that LIVE Entertainment Inc. will continue as a going concern.
As more fully described in Note 1, the Company has incurred recurring operating losses and has not complied with certain restrictive covenants under its debt agreements. Further, the Company's principal credit facility contains decreasing borrowing limits and expires July 29, 1994.
In addition, the Company's 12% Subordinated Secured Notes are due and payable September 15, 1994. The Company has not obtained waivers from appropriate parties and as such, approximately $37,000,000 of 12% Subordinated Secured Notes are subject to acceleration. If the Company is unable to generate sufficient cash flows from operations, obtain appropriate waivers, or if it is unable to obtain financing beyond July 29, 1994, it may not be able to repay the required balances or have sufficient borrowing capacity to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of LIVE Entertainment Inc. to continue as a going concern.



                                ERNST & YOUNG

Century City
Los Angeles, California
April 1, 1994

                           LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                    (Amounts in Thousands)
                                                                                         December 31,
                                                                                      -----------------
                                                                                      1992        1993
                                            ASSETS                                   ------      ------
CURRENT ASSETS:
        Cash and cash equivalents, including restricted cash
          of $7,804 and $17,173. . . . . . . . . . . . . . . . . . . . . . . . . . $ 18,847    $ 42,358
        Accounts receivable, less allowances of $24,463 and $25,440. . . . . . . .   14,336       2,432
        Officer and employee receivables . . . . . . . . . . . . . . . . . . . . .      524         407
        Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   48,961      10,124
        Video rights . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   40,716      29,839
        Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .       --       4,176
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,426       1,136
        Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,911      86,000
           TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  131,721     176,472
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,948       1,686
RECEIVABLE FROM AFFILIATE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,364       8,047
VIDEO RIGHTS, net of accumulated amortization of $382,326 and $415,681 . . . . . .   51,541      32,228
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,725       1,320
GOODWILL, net of accumulated amortization of $36,069 and $32,193 . . . . . . . . .   95,749      33,796
                                                                                   $297,048    $253,549
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Bank debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,230    $     --
        12% Subordinated Secured Notes due 1994. . . . . . . . . . . . . . . . . .       --      36,707
        Current maturities of long-term obligations. . . . . . . . . . . . . . . .   12,838       8,043
        Current maturities of Increasing Rate Senior Subordinated Notes. . . . . .    3,687       3,791
        Video rights obligations . . . . . . . . . . . . . . . . . . . . . . . . .   33,314      15,850
        Accounts payable, deferred revenue and accrued expenses. . . . . . . . . .   58,090      18,343
        Liabilities related to assets held for sale. . . . . . . . . . . . . . . .    5,412      46,601
        Series B Cumulative Convertible Preferred Stock (5,000,000 shares) . . . .       --      40,000
        Dividends payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --       1,340
        Income taxes payable and deferred income taxes . . . . . . . . . . . . . .      387          --
           TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .  115,958     170,675
BANK DEBT, less current maturities . . . . . . . . . . . . . . . . . . . . . . . .    5,370          --
LONG-TERM OBLIGATIONS, less current maturities . . . . . . . . . . . . . . . . . .   13,133       3,333
INCREASING RATE SENIOR SUBORDINATED NOTES DUE 1999, including
  capitalized interest of $24,245 and $20,662, less current maturities . . . . . .   60,558      56,871
DEFERRED REVENUE AND ACCRUED EXPENSES, less current portion. . . . . . . . . . . .    7,439       1,740
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,531      10,188
STOCKHOLDERS' EQUITY:
        Series B Cumulative Convertible Preferred Stock--authorized 9,000,000 shares;
          $1.00 par value; $60,000,000 liquidation preference;
          6,000,000 (1992) and 1,000,000 (1993) shares outstanding . . . . . . . .    6,000       1,000
        Series C Convertible Preferred Stock--15,000 shares authorized
          and outstanding; $1.00 par value; $15,000,000 liquidation preference . .       --          15
        Common Stock -- authorized 120,000,000 shares; $0.01 par value;
          12,086,530 (1992) and 12,090,016 (1993) shares outstanding . . . . . . .      121         121
        Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .  126,405     106,507
        Retained deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (43,020)    (96,901)
        Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . . .     (447)         --
                                                                                     89,059      10,742
                                                                                   $297,048    $253,549
                        See notes to consolidated financial statements.

                           LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Amounts in Thousands, Except Per Share Data)

                                                                                       Year Ended December 31,
                                                                                   1991         1992         1993

Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   237,705  $   160,953  $   143,735
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     200,316      142,000      124,336
           GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . . . . . . .      37,389       18,953       19,399
Operating expenses:
        Selling, general and administrative expenses . . . . . . . . . . . .      16,834       16,092       17,248
        Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . .       2,365        3,924        3,924
        Write-off of excess cost over net assets acquired (goodwill) . . . .      15,000           --           --
        Other expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,905           --           --
                                                                                  38,104       20,016       21,172
                                                                                    (715)      (1,063)      (1,773)
Disposal of VCL/Carolco Communications GmbH (VCL):
        Net Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,713       31,560       28,511
        Costs and Expenses . . . . . . . . . . . . . . . . . . . . . . . . .      26,584       35,351       32,174
                                                                                     129       (3,791)      (3,663)
        Loss on disposal of VCL. . . . . . . . . . . . . . . . . . . . . . .          --           --      (15,741)
                                                                                     129       (3,791)     (19,404)
           OPERATING LOSS. . . . . . . . . . . . . . . . . . . . . . . . . .        (586)      (4,854)     (21,177)
        Interest expense, net. . . . . . . . . . . . . . . . . . . . . . . .     (15,834)     (14,424)      (6,264)
           LOSS FROM CONTINUING OPERATIONS BEFORE
             INCOME TAXES (BENEFIT). . . . . . . . . . . . . . . . . . . . .     (16,420)     (19,278)     (27,441)
        Income tax expense (benefit) . . . . . . . . . . . . . . . . . . . .       1,317       (1,818)         768
           LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . .     (17,737)     (17,460)     (28,209)
Discontinued Operations:
        (Loss) income from discontinued operations net of income taxes . . .     (11,855)       1,090        1,690
        Loss on disposal and operating losses during phase-out period,
          net of income tax benefit. . . . . . . . . . . . . . . . . . . . .     (77,460)          --      (23,773)
           (LOSS)INCOME FROM DISCONTINUED OPERATIONS . . . . . . . . . . . .     (89,315)       1,090      (22,083)
           LOSS BEFORE EXTRAORDINARY ITEM. . . . . . . . . . . . . . . . . .    (107,052)     (16,370)     (50,292)
EXTRAORDINARY ITEM-Gain from debt restructuring, including
        income tax benefit of $790 . . . . . . . . . . . . . . . . . . . . .          --        3,967           --
           NET LOSS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (107,052)     (12,403)     (50,292)
Preferred dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         966        2,397        3,589
           NET LOSS ATTRIBUTABLE TO COMMON STOCK . . . . . . . . . . . . . . $  (108,018) $   (14,800)  $  (53,881)

(Loss) income per common share:
        Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . $     (1.55) $     (1.64) $     (2.63)
        Discontinued operations. . . . . . . . . . . . . . . . . . . . . . .       (7.40)        0.09        (1.83)
        Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . .          --         0.33           --
        Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     (8.95) $     (1.22) $     (4.46)

Weighted average number of shares outstanding. . . . . . . . . . . . . . . .  12,071,425   12,080,233   12,089,004

                        See notes to consolidated financial statements.

                           LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (Dollar Amounts in Thousands)
                                                               Year Ended December 31,
                                                 1991                    1992                    1993

                                           Shares    Amounts       Shares    Amounts       Shares    Amounts
Series A Cumulative Convertible
Preferred Stock
  Beginning balance . . . . . . . . .                           1,050,000    $ 1,050
  Series A Cumulative Convertible
    Preferred Stock issued. . . . . .   1,050,000    $ 1,050
  Exchange of Series A Cumulative
    Convertible Preferred Stock . . .                          (1,050,000)    (1,050)
  Ending balance. . . . . . . . . . .   1,050,000      1,050          -0-        -0-

Series B Cumulative Convertible
Preferred Stock
  Beginning balance . . . . . . . . .                                                   6,000,000    $ 6,000
  Series B Cumulative Convertible
    Preferred Stock issued. . . . . .                           6,000,000      6,000

  Transferred to current liabilities                                                   (5,000,000)    (5,000)
  Ending balance. . . . . . . . . . .                           6,000,000      6,000    1,000,000      1,000

Series C Convertible Preferred
Stock
  Series C Convertible Preferred
    Stock issued. . . . . . . . . . .                                                      15,000         15
  Ending balance. . . . . . . . . . .                                                      15,000         15

Series A Common Stock
  Beginning balance . . . . . . . . .   1,084,000         11
  Exchange into Common Stock. . . . .  (1,084,000)       (11)
  Ending balance. . . . . . . . . . .         -0-        -0-

Common Stock
  Beginning balance . . . . . . . . .  10,435,065        104   12,077,667        121   12,086,530        121
  Conversion of convertible
    subordinated debentures . . . . .       6,785
  Exchange of Series A Common
    Stock . . . . . . . . . . . . . .   1,626,000         16
  Common Stock issued . . . . . . . .       9,817          1        8,863                   3,486
  Ending balance. . . . . . . . . . .  12,077,667        121   12,086,530        121   12,090,016        121



                                         (Continued)

                       LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (Continued)
                                (Dollar Amounts in Thousands)

                                                      Year Ended December 31,
                                                    1991       1992       1993

Additional Paid-in Capital
     Beginning balance. . . . . . . . . . . . . $  70,994  $  89,026  $ 126,405
     Conversion of convertible
       subordinated debentures. . . . . . . . .        95
     Common Stock issued. . . . . . . . . . . .        87          9          7
     Series A Cumulative Convertible
       Preferred Stock issued . . . . . . . . .    17,850
     Cancellation of stock options
       granted at below market price. . . . . .                  604
     Exchange of Series A Cumulative
       Convertible Preferred Stock
       for Series B Cumulative
       Convertible Preferred Stock
       and Increasing Rate Senior
       Subordinated Notes due 1999. . . . . . .               36,766
     Issuance of Warrants . . . . . . . . . . .                             600
     Series C Convertible Preferred
       Stock issued . . . . . . . . . . . . . .                          14,495
     Series B Cumulative Convertible
       Preferred Stock transferred to
       current liabilities. . . . . . . . . . .                         (35,000)
     Ending balance . . . . . . . . . . . . . .    89,026    126,405    106,507

Retained Earnings (Deficit)
     Beginning balance. . . . . . . . . . . . .    79,798    (28,220)   (43,020)
     Net loss attributable to Common Stock. . .  (108,018)   (14,800)   (53,881)
     Ending balance . . . . . . . . . . . . . .   (28,220)   (43,020)   (96,901)

Other
     Beginning balance. . . . . . . . . . . . .    (1,823)      (380)      (447)
     Cash received. . . . . . . . . . . . . . .       335
     Translation adjustment . . . . . . . . . .     1,108        (67)       447
     Ending balance . . . . . . . . . . . . . .      (380)      (447)       -0-

Total Stockholders' Equity. . . . . . . . . . . $  61,597  $  89,059  $  10,742






                       See notes to consolidated financial statements.

                          LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Amounts in Thousands)
                                                                                          Year Ended
                                                                                         December 31,

                                                                                1991        1992        1993
OPERATING ACTIVITIES:
     Loss from continuing operations. . . . . . . . . . . . . . . . . . . . $ (18,703)  $ (15,890)  $ (31,798)
     Adjustments to reconcile net income (loss) to net cash provided by
      (used for) continuing operating activities:
       Depreciation and amortization of property and equipment. . . . . . .     1,527       1,496         880
       Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . .     3,640       4,875       3,924
       Write-off of excess cost over net assets acquired (goodwill) . . . .    15,000          --          --
       Loss on disposal of VCL. . . . . . . . . . . . . . . . . . . . . . .        --          --      15,741
       Amortization of and adjustments to video rights. . . . . . . . . . .   117,543      78,961      53,091
       Income taxes payable and deferred income taxes . . . . . . . . . . .    (8,386)     (2,353)       (478)
       Utilization of pre-acquisition net operating loss carryforwards. . .     1,044       1,000          --
     (Increase) decrease in operating assets, net of acquisitions:
       Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .   (51,744)     56,088       6,515
       Officer and employee receivables . . . . . . . . . . . . . . . . . .     3,475         192          42
       Refundable income taxes. . . . . . . . . . . . . . . . . . . . . . .      (105)      7,718          --
       Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,737)      5,250       5,802
       Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . .    (2,683)      9,095     (12,637)
       Receivable from stockholder. . . . . . . . . . . . . . . . . . . . .      (566)       (329)     (2,683)
       Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,299       1,276         385
     Increase (decrease) in operating liabilities, net of acquisitions:
       Accounts payable and accrued expenses. . . . . . . . . . . . . . . .     7,251       2,263     (13,888)
       Liabilities related to assets held for sale. . . . . . . . . . . . .     4,174      (2,028)      6,436
       Acquisition of and adjustment to video rights. . . . . . . . . . . .  (101,042)    (53,331)    (31,907)
       Video rights obligations incurred. . . . . . . . . . . . . . . . . .   101,042      51,360      31,907
       Payments on video rights obligations . . . . . . . . . . . . . . . .  (127,014)    (70,856)    (43,631)
         Cash provided by (used for) continuing operating activities. . . .   (54,986)     74,787     (12,299)
         Cash provided by (used for) discontinued operations. . . . . . . .    37,496     (17,040)      1,150
         Cash provided by (used for) operating activities . . . . . . . . .   (17,490)     57,747     (11,149)
INVESTING ACTIVITIES:
     Increase in goodwill related to additional acquisition costs . . . . .    (5,900)         --          --
     Purchase of subsidiaries, net of cash acquired . . . . . . . . . . . .   (34,461)         --          --
     Acquisition of property and equipment. . . . . . . . . . . . . . . . .    (2,826)     (3,051)     (3,676)
     Retirement of fixed assets . . . . . . . . . . . . . . . . . . . . . .     1,538          --          --
         Cash used for investing activities . . . . . . . . . . . . . . . .   (41,649)     (3,051)     (3,676)
FINANCING ACTIVITIES:
     Issuance of bank debt and long-term obligations. . . . . . . . . . . .   135,376     166,131     211,260
     Payments on bank debt and long-term obligations. . . . . . . . . . . .  (108,401)   (220,410)   (189,381)
     Payment of debt restructuring expenses . . . . . . . . . . . . . . . .        --      (2,533)         --
     Issuance of Common Stock . . . . . . . . . . . . . . . . . . . . . . .       524          10          --
     Dividends accrued but not paid . . . . . . . . . . . . . . . . . . . .        --          --       1,340
     Issuance of Series C Preferred Stock . . . . . . . . . . . . . . . . .        --          --      15,117
         Cash provided by (used for) financing activities . . . . . . . . .    27,499     (56,802)     38,336
         Effect of exchange rate changes. . . . . . . . . . . . . . . . . .       709         190          --
         Increase (decrease) in cash and cash equivalents . . . . . . . . .   (30,931)     (1,916)     23,511
         Cash and cash equivalents at beginning of period . . . . . . . . .    51,694      20,763      18,847
         Cash and cash equivalents at end of period . . . . . . . . . . . . $  20,763   $  18,847   $  42,358
                              See notes to consolidated financial statements.



Note 1 -- Going Concern

        On January 28, 1994, the pre-existing bank credit facility (the "Bank Credit Facility") between LIVE Entertainment Inc. ("LIVE" or the "Company") and LIVE Home Video Inc. ("LHV") and a group of banks headed by Chemical Bank and Credit Lyonnais Bank Nederland N.V. (the "Bank Group") was amended. The maximum credit available under the Bank Credit Facility was reduced to $20,000,000 effective on the date of the amendment. The commitments under the Bank Credit Facility will be further reduced on a monthly basis to $10,000,000 by June 29, 1994. Furthermore, the maximum credit amount available under the Bank Credit Facility will continue to be reduced by an amount equal to cash dividends paid on the Company's 6,000,000 shares of Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and 15,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"). On April 1, 1994, cash dividends totaling $750,000 were paid on the Series B Preferred Stock, thereby reducing the maximum credit currently available under the Bank Credit Facility to $15,916,000 as of that date.

        The term of the Bank Credit Facility ends July 29, 1994 and earlier in the event of a default. Additionally, the Company's $37,000,000 in 12% Subordinated Secured Notes Due September 1994 ("12% Notes") are due and payable on September 15, 1994.

        The Company is in negotiations with members of the Bank Group, as well as others, to provide a replacement source of financing of up to $40,000,000, having a term of at least one year, prior to the expiration of the Bank Credit Facility (the "New Bank Credit Facility"). A condition to obtaining the New Bank Credit Facility is the agreement of the holders of at least $31,000,000 in principal amount of the 12% Notes to extend the maturity date for payment of the 12% Notes held by them to a date which would be not earlier than several months after the maturity date of the New Bank Credit Facility (the "12% Note Extension").
Although management believes there is a realistic possibility of obtaining both the New Bank Credit Facility and the 12% Note Extension prior to the expiration of the Bank Credit Facility, there is no assurance that management will be successful in these efforts. If the Company is unable to obtain replacement financing, it may not be in a position to pay the amounts due under the Bank Credit Facility and the 12% Notes upon the maturity thereof.

        As a result of the Company's operating results in 1993, as well as its decision to dispose of both (a) its "Specialty Retail Division," consisting of its wholly owned subsidiary, Strawberries Inc. ("Strawberries") and Strawberries' wholly owned subsidiary, Waxie Maxie Quality Music Co. ("Waxie Maxie"), and (b) its German video distribution subsidiary, VCL/Carolco Communications GmbH ("VCL"), the Company was not in compliance with a number of ratios under the Bank Credit Facility and the Indenture (the 12% Note Indenture") governing the 12% Notes as of December 31, 1993. The Company is in discussions with the Bank Group to obtain waivers of non-compliance and management believes that those waivers will be obtained. If the Bank Group waives the non-compliance, such waiver automatically acts as a waiver of the corresponding non-compliance under the 12% Note Indenture. If the Company does not secure the waivers, an event of default will exist under both the Bank Credit Facility and the 12% Note Indenture, allowing the Bank Group and the holders of the 12% Notes to accelerate payment of the amounts due to them. If such acceleration occurred, the Company might not be in a position to pay the amounts due.

        Without either replacement facilities or an agreement for extension, the Bank Credit Facility will be due on July 29, 1994 and the 12% Notes will be due on September 15, 1994.

        These conditions raise substantial doubt about LIVE's ability to continue as a going concern.

        The Company's management is taking the following actions to address concerns about its ability to continue as a going concern:

        (a) The Company is in negotiations with members of the Bank Group and other potential financing sources to obtain the New Bank Credit
Facility prior to the expiration of the Bank Credit Facility.

        (b) The Company has held preliminary discussions with holders of 12% Notes regarding obtaining the 12% Note Extension.

        Although there is no assurance that the Company will be successful in any of these activities, management believes that there is a realistic possibility of completing all of them during 1994.

Note 2 -- Summary of Significant Accounting Policies

        Background and Operations: LIVE was formed in 1988 and its largest ongoing businesses are LHV and LEI-IVE Entertainment N.V. ("LIVE NV"), which acquire rights to theatrical motion pictures, children's films and special interest programs which they market and distribute primarily on videocassettes to wholesalers, retailers and consumers in the United
States and Canada (LHV) and internationally (LIVE NV). As part of its international activities, the Company also owns an 81% interest in VCL, a home video distribution and marketing company headquartered in Munich, Germany. VCL's year-end is November 30. The Company also operates the Specialty Retail Division. The Specialty Retail Division engages in the retail sale of audio records and tapes, compact discs and video products and consists of 142 stores in the Northeastern United States and the Baltimore/Washington D.C. metropolitan area. The Specialty Retail
Division has a January 31 year-end. In March 1994, the Company decided to dispose of its interests in the Specialty Retail Division and VCL.
The Company expects the sales to be effected in such a manner whereby the buyers assume all liabilities. Accordingly, the Company's interests in the Specialty Retail Division and VCL have been recorded as "Assets
Held For Sale" and "Liabilities Related To Assets Held For Sale." The Company's continuing operations are principally in a single business segment, the distribution and retail sale of a broad variety of entertainment software products.

        Principles of Consolidation: The financial statements include the accounts of the Company and its subsidiaries - LHV, the Specialty Retail Division, LIVE NV and VCL. The financial statements reflect the Company's interests in the Specialty Retail Division and VCL as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale" and have been restated to account for the Specialty Retail Division as a discontinued operation. All significant intercompany balances and transactions have been eliminated.

        Cash Equivalents: Cash equivalents are all highly liquid investments maturing in three months or less when purchased.

        Restricted Cash: Restricted cash is cash on deposit with foreign banks, representing collateral for demand loans or funds subject to certain foreign restrictions, and collateral for domestic letters of credit relating to video rights obligations. Such restricted cash is expected to be available to the Company within 12 months of the balance sheet date. In 1993, cash on deposit with foreign banks (totaling $2,621,000) representing collateral for a demand loan has been re-classified and included in "Assets Held For Sale."

        Accounts Receivable Allowances: Accounts receivable are net of allowances for doubtful accounts, sales returns and advertising credits.

        Inventory Valuation: LHV's inventory of duplicated videocassettes and boxes is stated at the lower of actual cost or market. All other inventories, which consist of pre-recorded music, videocassettes and accessories, are stated at the lower of cost or market determined by using an average cost which approximates the first-in, first-out (FIFO) method. In 1993, the Specialty Retail Division's and VCL's inventories have been re-classified and included in "Assets Held For Sale."

        Depreciation and Amortization: Property and equipment are stated at cost and are depreciated over their estimated service lives using accelerated and straight-line methods. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the related leases.

        Video Rights: Video rights, which include minimum guaranteed payments, accrued royalties and advertising and promotional costs associated with unreleased titles, are stated in the aggregate at the lower of unrecovered cost or estimated net realizable value. Video rights are amortized in amounts estimated to match such costs with revenues earned to date in proportion to management's estimate of total anticipated revenues. As revenue estimates change, amortization is adjusted accordingly. Where video rights are acquired from producers for a guaranteed minimum payment and the producer retains a participation in the video profits, the video profits are allocated to the Company until the guaranteed minimum payment is recovered, after which the producer's share is accrued.

        Goodwill: Goodwill represents both the excess of consideration paid for companies acquired in purchase transactions over the estimated fair value of the net assets of such companies and the application of pushdown accounting associated with the purchase of LHV by Carolco Pictures Inc. ("Carolco") in 1986. Goodwill is being amortized principally on a straight-line basis over periods ranging from 7 to 30 years. In 1993, the recoverable goodwill balance relating from the acquisition of the Specialty Retail Division and VCL has been re-classified and included in "Assets Held For Sale." It is the Company's policy to evaluate goodwill and recognize impairment if it is probable that the recorded amounts are not recoverable from future cash flows.

        Income Taxes: The Company records its income tax provision in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Prior to the adoption of SFAS No. 109, income tax expense was determined using the liability method prescribed by Statement of Financial Accounting Standards No. 96 ("SFAS No. 96"), which was superseded by SFAS No. 109. Among other changes, SFAS No. 109 changed the recognition and measurement criteria for deferred tax assets included in SFAS No. 96. Adoption of SFAS No. 109 has had no material impact on the Company's financial position or results of operations.

        Deferred income taxes are provided on transactions which are reported in the financial statements in different periods than they are for income tax purposes. Goodwill is reduced for the tax effect of pre-acquisition net operating losses utilized to reduce current and deferred federal and state income taxes. Current and deferred taxes are provided based on filing a consolidated tax return for federal income tax purposes and combined state tax returns where permitted by state taxing authorities. Income taxes for foreign subsidiaries are provided based upon the applicable statutory rates of the respective jurisdictions.

        Sales Revenue and Returns Recognition: Revenue from sales is generally recognized upon shipment to the customer. However, in accordance with industry practice, certain sales are made with the right to return unsold items. An allowance is provided for the gross profit impact of future sales returns, which reduces sales and cost of goods sold accordingly.

        Net Loss Per Share: Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares, consisting of outstanding stock options and warrants, and convertible preferred stock are not included as they are antidilutive.

        Foreign Currency Translation: The Company's foreign subsidiaries use the local currency as the functional currency. The assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenues and expenses have been translated into U.S. dollars based generally on the average rates prevailing during the period. Gains and losses resulting from foreign currency transactions were not significant during 1991, 1992 and 1993.

        Concentration of Credit Risk: The Company sells pre-recorded music and videocassettes to wholesalers, retailers and consumers. The
Specialty Retail Division sells to customers in the Northeastern United States and Baltimore/Washington D.C. metropolitan area. Sales by LHV are made to customers nationwide. Sales by VCL are made to customers in German-speaking territories in Europe. Credit is extended to wholesalers and retailers based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Credit risk relating to the sale and distribution of videocassettes by WEA Corp. ("WEA") to LHV's customers has been assumed by WEA under the terms of a three-year distribution agreement (see Note 11).

        The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Generally, the investments made mature within 30 days and therefore are subject to little risk. The Company has not incurred any losses related to these investments.

        Fair Values of Financial Instruments: At December 31, 1993, the carrying value of the Company's financial instruments, which consist primarily of short-term and long-term debt, approximates the fair value thereof. Fair value of public held debt has been determined based on quoted market prices.

        Re-classification: Certain re-classifications were made to the 1991 and 1992 financial statements to conform to the 1993 presentations.

Note 3 -- Restructuring of Senior Subordinated Notes and Series A Preferred
          Stock

        On March 17, 1993, the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") confirmed a prepackaged plan of reorganization (the "Prepackaged Plan") for LIVE, providing for the issuance of $40,000,000 in principal amount of Increasing Rate Senior Subordinated Notes due 1999 (the "Public Notes") (see Note 14), 6,000,000 shares of Series B Preferred Stock, with a liquidation preference of $60,000,000, par value $1.00 per share, initially bearing a dividend of 5% if paid in cash or 8% if paid in kind (see Note 16) and $8,000,000 in cash, replacing an aggregate of $110,000,000 principal amount of the Company's then-outstanding 14.5% Senior Subordinated Notes due May 15, 1999 (the "Outstanding Notes"), plus accrued and unpaid interest of $12,672,000 through August 31, 1992, and 1,050,000 shares of outstanding Series A Cumulative Convertible Preferred Stock, with a liquidation preference of $21,000,000, bearing a 10% cash dividend of which $872,000 was accrued and unpaid as of August 31, 1992 (the "Series A Preferred Stock") (see Note 5) (the Outstanding Notes and the Series A Preferred Stock are referred to herein collectively as the "Outstanding Securities"). This completed the financial restructuring of LIVE begun in 1992 (the "Restructuring") that contemplated these transactions. Reorganized LIVE emerged from bankruptcy on March 23, 1993.

        Upon tender of their Outstanding Securities to American Stock Transfer & Trust Company, the holders of the Outstanding Securities received the following:

        (a) $72.727 in cash plus $335.20 principal amount of Public Notes plus 50.28 shares of Series B Preferred Stock for each $1,000 principal amount of Outstanding Notes; and

        (b) $2.98 principal amount of Public Notes plus 0.447 shares of Series B Preferred Stock for each share of Series A Preferred Stock.

        The Prepackaged Plan was filed with the Bankruptcy Court on February 2, 1993 following LIVE's receipt of acceptances of the Prepackaged Plan by the holders of the Outstanding Securities pursuant to a Prospectus, Consent Solicitation, Proxy Statement and Solicitation of Prepackaged Plan Acceptances dated December 18, 1992, and supplemented on January 13, 1993 and January 18, 1993, filed with the Securities and Exchange Commission.

        In 1992, the Company recognized an extraordinary gain on the debt restructuring of $3,967,000, including a tax benefit of $790,000.

Note 4 -- Series C Preferred Stock

        On March 23, 1993, Pioneer LDCA, Inc. ("Pioneer") received 15,000 shares of the Company's Series C Preferred Stock, par value $1.00 per share.

        The Series C Preferred Stock bears a cash dividend rate of 5% ($50 per share) per annum, payable semi-annually on June 30 and December 31 of each year. Although dividends were accrued by the Company during 1993, the June 30, 1993 and December 31, 1993, dividends totaling
$589,000 ($39.27 per share) were not paid due to restrictions imposed on the Company by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of the Company (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series C Preferred Stock and the Series
B Preferred Stock. The Company has realized consolidated net losses since the Series C Preferred Stock and the Series B Preferred Stock was issued. Thus, pursuant to the terms of the Series B Preferred Stock, the Company is prohibited from paying the June 30, 1993 and the December 31, 1993 cash dividends on the Series C Preferred Stock.

        The Series C Preferred Stock ranks junior to the Series B Preferred Stock and senior to all other classes of stock of the Company. The
Series C Preferred Stock is convertible into 5,119,389 shares of common equity of the Company (either Common Stock or Series A Common Stock).
The number of shares into which the Series C Preferred Stock is convertible was determined by dividing the $15,588,542 liquidation preference of the Series C Preferred Stock by $3.045, which was 140% of the average closing price of the Company's Common Stock on the New York Stock Exchange for the ten trading days ending March 18, 1993, the date that was three business days before the closing of the Restructuring. Holders of the Series C Preferred Stock are entitled to vote with the holders of Common Stock generally with each share entitled to as many votes as the number of shares of Common Stock into which it may be converted. The Series C Preferred Stock, in combination with the Company's Common Stock owned by Pioneer, represents approximately 53% of the voting equity of the Company (see Note 16). The Series C Preferred Stock may not be redeemed until March 23, 1995. Thereafter, the Series
C Preferred Stock may only be redeemed in certain limited circumstances in the event of increases in the trading price of the Company's Common Stock or in the event of a merger of the Company with another entity.

Note 5 -- Acquisitions

        In July 1991, the Company completed its acquisition of substantially all of the assets and liabilities of Vestron Inc. ("Vestron") in exchange for a package of LIVE equity securities and cash. The Company essentially purchased the program and video rights of Vestron, a substantial portion of the value of which related to unreleased titles. The Asset Purchase Agreement between LIVE and Vestron, as amended (the "Purchase Agreement"), provided for the holders of Vestron's $115,000,000 of subordinated debt to receive 1,050,000 shares of Series A Preferred Stock with a liquidation value of $21,000,000, plus $6,325,000 in cash, and contingent rights representing the right to receive future payments in LIVE Common Stock or cash if net revenues realized by LIVE from the exploitation of Vestron's program rights exceed certain levels over a period of approximately four and one-half years. In addition, LIVE was required to fund $25,700,000 to satisfy existing obligations of Vestron and to acquire certain receivables and other assets held for sale.

        The Purchase Agreement established what was substantially a fixed purchase price based on estimated values assigned to program and video rights, receivables, assets held for sale and certain other assets as well as estimated liabilities associated with such assets and estimated costs related to the termination of Vestron's remaining activities. During the nine months between the date of the Purchase Agreement and completion of the acquisition, proceeds received from completed sales of assets and proceeds anticipated to be received from planned sales of assets were substantially below those originally estimated.
Additionally, Vestron's operating losses and costs associated with its bankruptcy proceedings during this nine-month period were significantly higher than anticipated. As a result, upon a post-closing valuation of the assets acquired and liabilities assumed, it was determined that the consideration paid exceeded the fair value of the net assets acquired by $29,394,000. Because of the decline in the value of the net assets acquired, it was determined that a portion of the excess purchase price was not expected to be recoverable. Accordingly, $15,000,000 of this excess purchase price was written off during 1991. The remainder of the excess purchase price will be amortized over the exploitation period of the acquired rights (approximately seven years).

Note 6 -- Discontinued Operations

        The Company is attempting to dispose of its interests in the Specialty Retail Division and VCL. The Company expects the sales to be effected in such a manner whereby the buyers assume all liabilities. Accordingly, the Company's interests in the Specialty Retail Division and VCL have been recorded as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale" as of December 31, 1993 and have been written down to their estimated net realizable or liquidation values. The Company anticipates completing the disposal of the Specialty Retail Division by the end of the second quarter and VCL by the end of the third quarter. The operating statements presented have been restated to separately disclose the results of operations of VCL and to account for the Specialty Retail Division as a discontinued operation. The losses on disposal of the Specialty Retail Division and VCL include provisions for operating losses during the phase out period of $2,024,000 and $3,885,000, respectively, which have been included in "Liabilities Related To Assets Held For Sale." "Assets Held For Sale" consist primarily of accounts receivable, inventories, properties, equipment and video rights. "Liabilities Related To Assets Held For Sale" consist primarily of accounts payable, accrued expenses, debts and video obligations. Corporate general and administrative expenses have not been allocated to either entity.

        The Specialty Retail Division's revenues for the years ending December 31, 1991, 1992 and 1993 were $96,944,000, $98,894,000 and
$106,124,000, respectively. (Losses)/income from operations for the same periods were $(226,000), $1,090,000 and $1,690,000, respectively, net of (benefit)/provision for income taxes of $(2,531,000), $(98,000) and $632,000, respectively.

        VCL has entered into a series of agreements with Rank Video Services GmbH ("Rank Germany") whereby Rank Germany became the exclusive provider of videocassette duplication services to VCL. As part of those agreements, Rank paid VCL DM5,000,000. A portion of the funds advanced to VCL must be repaid to Rank Germany if certain minimum volume duplication requirements are not met. The DM5,000,000 paid by Rank Germany to VCL has been recorded as a liability on the books of the Company and this amount will be amortized against cost of sales as product is received from Rank Germany. Prior to the effectiveness of its agreements with Rank Germany, VCL had been satisfying its duplication requirements through its in-house duplication facility, which had been recorded as an asset held for sale since the date the Company acquired VCL and which has since been disposed of. As of VCL's 1993 fiscal year end, $233,000 has been amortized against cost of sales and the remaining balance is classified as deferred revenue and included in "Liabilities Related To Assets Held For Sale." The net loss associated with VCL's duplication operations and certain other operations through June 30, 1991 of $810,000 was reserved for at the acquisition date and has therefore been excluded from the results of operations.

        On July 26, 1991, a wholly owned subsidiary of the Company, Lieberman Enterprises Incorporated ("Lieberman"), sold substantially all of its assets (other than its accounts receivable and its Navarre Independent Music and Navarre One-Stop businesses) to Handleman Company ("Handleman") for a total of approximately $74,600,000 in cash plus the assumption by Handleman of approximately $2,000,000 in liabilities. The Company has sold or liquidated all of the remaining assets and liabilities of Lieberman. On October 4, 1991 Lieberman sold all of the stock of Navarre Corporation ("Navarre") for $750,000 in cash to a group headed by Navarre's Chief Operating Officer and Navarre agreed to repayment terms for $6,000,000 of funds previously advanced to it by Lieberman. The full amount was satisfied by December 31, 1992. The loss on disposal of Lieberman and Navarre was $77,460,000 (net of an income tax benefit of $2,569,000), including the write-off of $37,000,000 of goodwill related to the acquisition of Lieberman in 1988 and Navarre in 1990 and $20,711,000 for operating losses during the phase-out period. In segregating the components of the statement of operations attributable to Lieberman and Navarre, interest expense has been included in discontinued operations only to the extent it related to debt directly attributable to the discontinued businesses. Corporate general and administrative expenses have not been allocated to discontinued operations. Between July 26, 1991 and December 31, 1992, operating losses of $20,711,000 had been incurred and charged in full against the provision originally provided for.

        Lieberman's revenues for the year ended December 31, 1991 were $150,423,000. The loss from operations of Lieberman and Navarre from January 1, 1991 through July 25, 1991 was $11,629,000, net of income tax benefits of $505,000.

Note 7 -- Foreign Operations

        For the year ended December 31, 1993, net revenues, operating (losses) and identifiable assets relating to foreign operations were $34,009,000, ($3,289,000) and $28,871,000, respectively. At December
31, 1993 the assets of VCL have been included in "Assets Held For Sale." For the year ended December 31, 1992, net revenues, operating (losses) and identifiable assets relating to foreign operations were $32,993,000, ($3,043,000) and $42,983,000, respectively. For the year ended December 31, 1991, net revenues, operating profit and identifiable assets relating to foreign operations were $27,788,000, $985,000 and $52,913,000, respectively.

Note 8 -- Officer and Employee Receivables

        Officer and employee receivables included a loan of $3,426,000 at December 31, 1990, including interest, due from the estate of the Company's late Chairman of the Board (the "Late Chairman"). The loan was paid during 1991 from the Late Chairman's estate. In 1990, the Company loaned $1,070,000 to six officers of the Company, due between 1992 and 1995. Certain of the loans are secured and bear interest at 10%. The balance outstanding as of December 31, 1993 is $407,000.

Note 9 -- Video Rights

        The components of video rights are as follows:

                                                           December 31,
                                                        1992          1993
                                                          (In Thousands)

Titles released . . . . . . . . . . . . . . . . . .  $422,379      $443,161
Less amortization. . . . . . . . . . . . . . . . . . (382,326)     (415,681)
                                                       40,053        27,480
Titles not released, masters received . . . . . . .    43,497        17,783
Advances paid, masters not received . . . . . . . .     7,729        16,804
Other       . . . . . . . . . . . . . . . . . . . . .     978            --
   TOTAL VIDEO RIGHTS . . . . . . . . . . . . . . .  $ 92,257      $ 62,067
Current portion of video rights . . . . . . . . . .  $ 40,716      $ 29,839
Non-current portion of video rights . . . . . . . .    51,541        32,228
                                                     $ 92,257      $ 62,067

        The Company estimates that 65.7% of its video rights will be amortized during the three years ending December 31, 1996.

Note 10 -- Property and Equipment

        The components of property and equipment are as follows:

                                                           December 31,
                                                        1992         1993
                                                          (In Thousands)

Land        . . . .. . . . . . . . . . . . . . . . . .$  1,170  $         --
Building and improvements  . . . . . . . . . . . . .     6,444           415
Equipment and furniture . . . . . .. . . . . . . . .    14,682         6,432
                                                        22,296         6,847
Less accumulated depreciation and amortization. . . .  (11,348)       (5,161)
                                                      $ 10,948      $  1,686

Note 11 -- Debt and Other Financing

        Debt and other financing consist of the following:

                                                           December 31,
                                                        1992         1993
                                                          (In Thousands)

Revolving lines of credit and term loans . . . . .   $13,684       $    --
12% Subordinated Secured Notes due 1994    . . . .        --        36,707
Distribution agreements .  . . . . . . . . . . . .    19,784        11,353
Increasing Rate Senior Subordinated
        Notes due 1999 (see Note 14), including
        capitalized interest of
        $24,245 (1992) and $20,662 (1993). . . . .    64,245        60,662
Other       . . . . . . . . . . . . . . .. . . . . .     103            23
                                                      97,816       108,745
Less current maturities . . . . . . .  . . . . . .    18,755        48,541
                                                    $ 79,061      $ 60,204

                The Series B Preferred Stock is mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division. As a result of the Company's decision to dispose of its interest in the Specialty Retail Division, a total of $40,000,000 of the Series B
Preferred Stock has been re-classified from equity to current liabilities as of December 31, 1993, reflecting the Company's expectation to sell the Division for no less than $40,000,000.

                On January 28, 1994, the Bank Credit Facility was amended. The maximum credit available under the Bank Credit Facility was reduced to $20,000,000 effective on the date of the amendment.
The commitments under the Bank Credit Facility will be further reduced on a monthly basis to $10,000,000 by June 29, 1994. Furthermore, the maximum credit amount available under the Bank Credit Facility will continue to be further reduced by an amount equal to cash dividends paid on the Series B Preferred Stock and Series C Preferred Stock. On April 1, 1994, cash dividends totaling $750,000 were paid on the Series B Preferred Stock, thereby reducing the maximum credit currently available under the Bank Credit Facility to $15,916,000 as of that date.

                The term of the Bank Credit Facility ends July 29, 1994 and
earlier in the event of a default.   Additionally, the 12% Notes are due
and payable on September 15, 1994.

                As a result of the Company's operating results in 1993, as well as its decision to dispose of the Specialty Retail Division and VCL, the Company was not in compliance with a number of ratios under the Bank Credit Facility and the 12% Note Indenture as of December 31, 1993. The Company is in discussions with the Bank Group to obtain waivers of the non-compliance and management believes that those waivers will be obtained. If the Bank Group waives the non-compliance, such waiver automatically acts as a waiver of the corresponding non-compliance under the 12% Note Indenture. If the Company does not secure the waivers, an event of default will exist under both the Bank Credit Facility and the 12% Note Indenture, allowing the Bank Group and the holders of the 12% Notes to accelerate payment of the amounts due to them. If such acceleration occurs, the Company might not be in a position to pay the amounts due and might not be able to continue as a going concern.

                The interest rate on the Bank Credit Facility equals either the Alternate Base Rate (as defined in the Bank Credit Facility) plus 3% per annum or the London Inter-Bank Offering Rate ("LIBOR") plus 4-1/4% per annum and increases by an additional 1/4% every three months commencing March 1, 1993. Fees payable by the Company to members of the Bank Group in connection with the February 5, 1993 amendment to the Bank Credit Facility totalled $1,250,000.

                The Company is in negotiations with members of the Bank Group, as well as others, to provide a replacement source of financing of up to $40,000,000, having a term of at least one year, prior to the expiration of the Bank Credit Facility (the "New Bank Credit Facility"). A condition to obtaining the New Bank Credit Facility is the agreement of the holders of at least $31,000,000 in principal amount of the 12% Notes to extend the maturity date for payment of the 12% Notes held by them to a date which would be not earlier than several months after the maturity date of the New Bank Credit Facility (the "12% Note Extension").
Although management believes there is a realistic possibility of obtaining both the New Bank Credit Facility and the 12% Note Extension prior to the expiration of the Bank Credit Facility, there is no assurance that management will be successful in these efforts. If the Company is unable to obtain replacement financing, it may not be in a position to pay the amounts due under the Bank Credit Facility and the 12% Notes upon the maturity thereof and might not be able to continue as a going concern.

                Management is also seeking to replace the Bank Credit Facility, as well as the New Bank Credit Facility once the New Bank Credit Facility is in place, with a new credit facility of approximately $75,000,000 having a term of at least one year (the "Permanent Facility"), prior to the expiration of the Bank Credit Facility (or the New Bank Credit Facility, if the New Bank Credit Facility replaces the Bank Credit Facility). Funds from the Permanent Facility may also be used to pay all then-outstanding 12% Notes in full. Management does not expect the Permanent Facility to be available unless and until after the closing of the proposed business combination between the Company and Carolco (see Note 23).

                On February 5, 1993, the Company, LHV and certain of their subsidiaries entered into a $20,000,000 credit facility (the "Junior Credit Facility") with Pioneer North America, Inc., ("PNA"), the parent of Pioneer, and a group of other participants. PNA committed to fund $15,000,000 of the Junior Credit Facility conditioned upon completion of Restructuring, and a group of participants (the "Junior Credit Facility Participants") funded $5,000,000 of the Junior Credit Facility prior to completion of the Restructuring. An affiliate of the Company was one of the Junior Credit Facility Participants, and provided $250,000 of the $5,000,000 funded by the Junior Credit Facility Participants.
Borrowings under the Junior Credit Facility bore interest at the Chemical Bank prime rate plus six percentage points, resulting in an interest rate of 12% per annum.

                On March 26, 1993, the Junior Credit Facility was refinanced by the 12% Note Indenture governing the $37,000,000 in principal amount of the 12% Notes. An affiliate of the Company held $500,000 in principal amount of the 12% Notes; a director of the Company held
$250,000 in principal amount of the 12% Notes. The 12% Notes held by this same affiliate and director were sold to unrelated parties in July 1993. Repayment of the 12% Notes has been guaranteed by the same subsidiaries of LIVE that are borrowers under the Bank Credit Facility.
The 12% Notes bear interest at the rate of 12% per annum, with interest payable monthly, and are due and payable on September 15, 1994. The 12%
Note Indenture includes warranties, financial ratios, covenants and restrictions which generally mirror the terms of the Bank Credit
Facility. Repayment of the 12% Notes is subordinated to repayment of the Bank Credit Facility, and, until payment in full of the Bank Credit Facility, the rights of holders of the 12% Notes to accelerate payment thereunder are limited to payment defaults and/or acceleration of the Bank Credit Facility. Repayment of the 12% Notes is secured by a lien on all of the assets of LIVE and LHV, subordinate to the lien under the Bank Credit Facility and other pre-existing liens. As of December 31,
1993, there was a principal amount of $37,000,000 outstanding under the 12% Notes (see Note 16).

                On June 11, 1992, the Specialty Retail Division entered into a two-year $10,000,000 line of credit with Foothill Capital Corporation
(the "Strawberries Credit Facility") to provide working capital as well as funds for expansion for the Specialty Retail Division. Borrowings under the Strawberries Credit Facility are secured by substantially all of the assets of the Specialty Retail Division. Outstanding borrowings under the Strawberries Credit Facility bear interest at the rate of 3.5% per annum above the higher of the Bank of America reference rate or the greater of the Citibank or Mellon Bank prime rate. In no event will interest under the loan be less than 9% per annum or $25,000 per month.
As of the Specialty Retail Division's 1993 fiscal year end, $3,354,000 was outstanding under the Strawberries Credit Facility and the interest rate under this facility was 9.5%. Such amounts are included in "Liabilities Related To Assets Held For Sale" at December 31, 1993.

                The Specialty Retail Division owns the building housing its corporate headquarters and distribution center in Milford, Massachusetts. In 1988, the Division entered into a $4,000,000 mortgage loan on this building, bearing interest at the prime rate plus 0.5%, with interest payable monthly, annual principal reduction payments of $40,000 and a balloon payment of all unpaid principal and interest on August 20, 1993. In July 1993, the Division agreed with the holder of the mortgage loan to change the interest rate to a fixed rate of 9% per annum, to continue annual principal reduction payments of $40,000 and to extend the balloon payment date to August 20, 1995. At December 31, 1992 and 1993, there was $3,840,000 and $3,800,000, respectively, outstanding under the loan. Such amounts are included in "Liabilities Related To Assets Held For Sale" at December 31, 1993.

                In December 1989, VCL entered into an agreement with a former shareholder to acquire certain stock and video rights for $2,155,000, of which $1,333,000 accrued interest at 2-1/2% above LIBOR and was paid in 1991. The balance accrues interest at 8% per annum and has required principal payments of 48 equal monthly installments. At December 31, 1992 and 1993 there were $348,000 and $268,000, respectively, outstanding under this obligation. In addition, as of December 31, 1992 and 1993, VCL owed $984,000 and $859,000, respectively, to another former shareholder, of which $199,000 bears interest at 7% per annum and is payable in eight quarterly installments beginning in April 1991. The balance is non-interest bearing and is payable in four equal annual installments commencing in April 1994. Such amounts are included in "Liabilities Related To Assets Held For Sale" at December 31, 1993.


                In 1992 and 1993, VCL had a demand note with a bank which bears interest at 11.5%. As of December 31, 1992 and 1993 there was $2,230,000 and $0, respectively, outstanding under this note which is secured by cash collateral provided by the Company. Such amounts are included in "Liabilities Related To Assets Held For Sale" at
December 31, 1993.


                On May 11, 1992, LHV entered into a three-year distribution agreement with WEA that became effective on May 31, 1992. Under the terms of the agreement, WEA advanced $20,000,000 to LHV, recoupable from distribution revenues during the three year term of the agreement at the rate of $555,555 per month plus interest at LIBOR plus 0.2%, not to exceed the prime rate. In order to obtain the advance, LHV granted WEA a first priority security interest in most of LHV's Family Home Entertainment catalog titles. LHV received an additional $4,900,000 advance from WEA, which was repaid in full in September 1992. At
December 31, 1992 and 1993 there was $16,667,000 and $10,000,000, respectively, outstanding. Interest on the advance at December 31, 1993 was 3.45%.

                LHV has an agreement with MCA Canada Ltd. ("MCA Canada") under which MCA Canada is the exclusive distributor of LHV's videocassette product in Canada through August 31, 1994. MCA Canada advanced
$10,000,000 to LHV in October 1991; $5,000,000 was recoupable from 100% of the proceeds on sales commencing September 1, 1991 and $5,000,000 is recoupable in 31 equal monthly installments commencing March 1, 1992, plus interest at LIBOR plus 0.2%, not to exceed the prime rate. At
December 31, 1992 and 1993 there were $3,117,000 and $1,353,000, respectively, outstanding. Interest on the advance at December 31, 1993 was 3.45%.

                The future maturities of long-term obligations are as follows:

Year Ending December 31,                                      (In Thousands)

1994        . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 48,541
1995        . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7,020
1996        . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4,008
1997        . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4,424
1998        . . . . . . . . . . . . . . . . . . . . . . . . . . . .23,503
Thereafter. . . . . . . . . . . . . . . . . . . . . . . . . . . . .21,249
                                                                 $108,745

        Interest paid for the years ended December 31, 1991, 1992 and 1993 was $27,257,000, $6,280,000 and $9,190,000, respectively, including
$1,404,000, $569,000 and $964,000 related to the Company's discontinued operations.

Note 12 -- Leases

        The Company generally conducts its operations through leased office and retail store facilities. The Company also leases automobiles, computer equipment, furniture, fixtures and other equipment. Most leases require that the Company perform all necessary repairs and maintenance, provide insurance and pay taxes assessed against the leased property. The terms of leases range from four to ten years, some of which have renewal options. Certain rents are adjusted for increases based upon sales volumes and/or the Consumer Price Index. The leases are classified as operating leases.

        Future minimum operating lease payments for LHV and VCL, as of December 31, 1993 are:

                                                             (In Thousands)

1994        . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,969
1995        . . . . . . . . . . . . . . . . . . . . . . . . . .     1,787
1996        . . . . . . . . . . . . . . . . . . . . . . . . . .     1,733
1997        . . . . . . . . . . . . . . . . . . . . . . . . . .     1,733
1998        . . . . . . . . . . . . . . . . . . . . . . . . . .     1,185
Thereafter. . . . . . . . . . . . . . . . . . . . . . . . .           368
Total net minimum lease payments. . . . . . . . . . . . . .        $8,775

        For the years ended December 31, 1991, 1992 and 1993, rent expense under all operating leases aggregated $8,524,000, $7,505,000 and $7,953,000, respectively, including $6,918,000, $5,964,000 and
$6,548,000 related to the Company's discontinued operations.

        Minimum annual operating lease commitments relating to the Specialty Retail Division as of December 31, 1993 are $6,872,000;
$6,602,000; $6,480,000; $6,125,000 and $5,552,000 for the years 1994 through 1998, respectively; and $16,314,000, thereafter.

Note 13 -- Video Rights Obligations

        At December 31, 1993, the unrecorded future obligation for undelivered film product approximates $40,525,000, including $11,321,000 related to VCL. Deposits made for guaranteed delivery of undelivered film product are recorded as video rights.

        LHV and LIVE NV entered into contractual agreements with Carolco and certain of its affiliates for the acquisition of certain video rights. The arrangements provide for the acquisition of home video rights to approximately 43 films with an aggregate cost of $141,833,000. Participating Preferred Stock, subsequently converted into Common Stock, was issued to discharge $29,879,000 of this obligation. At December 31, 1993, none of the total obligation was outstanding and $1,100,000 represents unrecorded future obligations for undelivered product. The amounts payable to Carolco are subject to revision based upon the ultimate profits realized on groups of titles.

        Certain agreements permit a reduction in the amount of video right payments when stipulated conditions have not been met. Many agreements also contain an obligation for the payment of royalties above the minimum guarantee if sales exceed a stipulated amount. At December 31, 1993, $12,523,000 of royalties payable are included in video rights obligations.

Note 14 -- Increasing Rate Senior Subordinated Notes Due 1999

        On March 17, 1993, the Bankruptcy Court confirmed the Prepackaged Plan for LIVE, providing for the issuance of the Public Notes. The Public Notes mature on March 23, 1999. Interest accrues on the Public Notes from September 1, 1992 at 10% per annum and increases to 12% on March 23, 1996. Payment of the Public Notes is secured only by a lien on the Common Stock of LHV, subject and subordinate to liens under the Bank Credit Facility and the 12% Note Indenture and is subordinated to all of the Company's present and future senior debt. The Public Notes are subject to mandatory redemption of $20,000,000 of the principal amount on March 23, 1998 and are redeemable at any time at par plus accrued interest.

        The Public Notes are governed by the terms of an Indenture between the Company and American Stock Transfer & Trust Company, as Trustee (the "Public Indenture"). The Public Indenture restricts the ability of the Company and its Restricted Subsidiaries to incur additional senior debt and subsidiary senior debt, to make restricted payments and restricted investments, to merge, consolidate or sell assets of the Company or its Restricted Subsidiaries, to create liens other than to secure senior debt, subsidiary senior debt and certain other permitted debt, or to enter into certain transactions with affiliates of the Company, including Carolco.

        Interest to maturity on $36,872,000 of the Public Notes of $24,245,000 and $20,662,000 at December 31, 1992 and 1993, respectively, has been included in the carrying value of the Public Notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and will not be recognized as interest expense in current and future years.

Note 15 -- Income Taxes

        As discussed in Note 2, the Company records its income tax provision in accordance with SFAS No. 109.

Income (Loss) From Continuing Operations Before Income Taxes is as
Follows:

                                               December 31,
                                1991               1992                1993
                                              (In Thousands)

Domestic. . . . . . . . . .$(18,868)           $(15,944)           $ (8,037)
Foreign .   . . . . . . . .   2,448              (3,334)            (19,404)
                           $(16,420)           $(19,278)           $(27,441)

Income Tax Expense (Benefit) From Continuing Operations

                                                  December 31,
                                1991               1992                1993
                                               (In Thousands)
Currently payable:
          Federal . . . . .$ (7,613)            $    239            $    453
          State .  . . . .       40                  342                 332
          Foreign . .  . .       95                  263                  54
                             (7,478)                 844                 839
Deferred:
          Federal  . . . .    1,075               (1,023)                411
          State . . .  . .    6,751               (2,639)               (482)
                              7,826               (3,662)                (71)

Expense in lieu of
income taxes resulting
from utilization of
pre-acquisition net
 operating losses:
          Foreign . .. . .      969               1,000                 -0-
                                969               1,000                 -0-
                           $  1,317            $ (1,818)           $    768

Components of Deferred Income Taxes

                                                 December 31,
                                1991               1992                1993
                                              (In Thousands)

Video rights.  . . . . . .  $ 5,274           $ (3,280)           $    (71)
Sales returns and
other allowances.  . . . .      887                286                   1
Accelerated depreciation
and basis reduction            (441)               (20)                  2
Accruals not currently
deductible for tax purposes   1,337               (685)                 (8)
Other     . . . . .. . . . .    769                 37                   5
                            $ 7,826           $ (3,662)           $    (71)

Reconciliation of Effective Rate of Income Taxes
                                           Percentage of Income (Loss)
                                                   December 31,
                               1991               1992                1993

Restated tax provision. . .   $  1,317         $ (1,818)           $    768
Book loss . . . . . . .  . .   (16,420)         (19,278)            (27,441)
          Effective tax rate.     (8.0)%            9.4%               (2.8)%


Federal statutory rate. .         34.0%            34.0%                35.0%
State income taxes. . . . . .    (27.3)            12.8                 (0.4)
Alternative minimum tax
effect, other . . . . . . . .      4.7            (17.3)                (4.4)
Utilized net operating loss .     (7.8)              --                (26.9)
Foreign income subject to
local taxes . . . . . . . . .     (6.5)            (6.5)                (0.2)
Foreign deemed dividend . . .    (13.3)            (6.7)                (0.9)
Worthless stock deduction . .     44.2               --                   --
Goodwill amortization . . . .    (36.0)            (6.9)                (5.0)

          Effective tax rate.     (8.0)%            9.4%                (2.8)%

Components of Deferred Tax Liabilities and Assets

                                                   Current         Non-current
Deferred tax liabilities:
          Amortization of video rights.         $  (5,941)          $ (10,188)
Total deferred tax liabilities. . . . .            (5,941)            (10,188)
Deferred tax assets:
          Sales returns and other allowances        7,619                  --
Accelerated depreciation. . . . . . .                 -0-                  47
Accruals not currently deductible . .                 363                  --
Federal tax effect of California franchise tax        223                  --
Other     . . . . . . . . . . . . . .               1,314                  --
Tax effect of NOL carryforward. . . .                 -0-               9,450
Tax basis difference - debt . . . . .               1,291               5,595
                                                   10,810              15,092
Less valuation allowance. . . . . . .                (693)            (15,092)
Net deferred tax assets . . . . . . .              10,117                  --
          Total deferred tax assets/(liabilities) $ 4,176           $ (10,188)

                 Income taxes paid for the years ended December 31, 1991, 1992 and 1993 were $7,822,000, $196,000 and $1,766,000, respectively, including $153,000, $89,000 and $230,000 related to the Company's discontinued operations.

                 At December 31, 1992, the cumulative undistributed earnings of the Company's foreign subsidiaries of approximately $3,824,000 were deemed remitted as a dividend in accordance with certain provisions of the U.S. Internal Revenue Code ("I.R.C."). During 1993, $4,400,000 of undistributed earnings of the Company's foreign subsidiaries were deemed remitted as a dividend in accordance with the provisions referred to above. The related taxes were provided for these deemed dividends in the Company's 1993 U.S. tax provision.

                 On March 17, 1993, the Bankruptcy Court confirmed the Prepackaged Plan. In accordance with the I.R.C., this reorganization has caused a "change in ownership" which will result in a limitation on the future utilization of the Company's net operating loss carryforwards beginning with the year ending December 31, 1993. The annual limitation is approximately $1,600,000 per year subject to certain increases relating to built-in gain items. The income tax effect of the confirmation of the Prepackaged Plan was reflected in the Company's statement of operations for the year ended December 31, 1992.

                 At December 31, 1993, approximately $27,000,000 of net operating loss carryforwards are available for regular federal tax return purposes. In accordance with Section 108 of the I.R.C., the Company was required to reduce its "tax attributes" due to the confirmation of the Prepackaged Plan. This resulted in the reduction of net operating loss carryforwards by approximately $35,000,000.
Remaining federal net operating losses of $27,000,000 for regular income tax purposes are subject to annual limitations as described above and will expire between the years 1996 and 2006. State net operating loss carryforwards were $13,000,000 prior to the reduction in "tax attributes." This amount was fully absorbed after the reduction in "tax attributes" due to the confirmation of the Prepackaged Plan, resulting in the elimination of all net operating losses for state tax purposes. For federal Alternative Minimum Tax ("AMT") return purposes, $5,000,000 of net operating loss carryforwards are available after the reduction in "tax attributes." AMT net operating loss carryforwards will expire between 1996 and 2006. AMT credits of $2,000,000 and foreign tax credits of $300,000 are available to offset future regular federal income tax liabilities.

                 The Company is currently under examination by the Internal Revenue Service for the years ended 1989 through 1991 and by the California Franchise Tax Board for the years ended 1988 through 1990.
The Company does not believe these examinations will have a material impact on the financial position or the results of operations.

Note 16 -- Stockholders' Equity

                 On October 20, 1993, Carolco, formerly the owner of approximately 51.7% of the outstanding Common Stock and 37% of the voting equity of the Company, completed a financial restructuring (the "Carolco Restructuring"). As part of the Carolco Restructuring, Pioneer, RCS Video International Services B.V. ("RCS") and a subsidiary of Le Studio Canal+ ("Canal+" and collectively with Pioneer and RCS, the "Strategic Investors") received all 6,245,283, shares of LIVE Common Stock owned by Carolco. Canal+ subsequently transferred to its affiliate, Cinepole Productions B.V. ("Cinepole"), all of the Common Stock in the Company owned by Canal+. As of March 31, 1994, the LIVE voting ownership percentage held by Pioneer, RCS and Cinepole and their affiliates was 53.2%, 7.5% and 7.5%, respectively.

                 On March 23, 1993, pursuant to the Prepackaged Plan, the Series A Preferred Stock was exchanged for a combination of Public Notes and Series B Preferred Stock. Effective upon the completion of the Restructuring, 6,000,000 shares of Series B Preferred Stock were outstanding. Each share of Series B Preferred Stock has a liquidation value of $10.00 per share. Holders of the Series B Preferred Stock are entitled to an annual dividend, payable quarterly, which accrues from September 1, 1992 at 5% ($0.50 per share) if paid in cash or 8% if paid in kind ("PIK") and increases on May 1, 1996 to 10% ($1.00 per share) if paid in cash and 12% if PIK. Dividends of $3,000,000 ($0.50 per share) and $1,000,000 ($0.17 per share) were accrued in 1993 and 1992, respectively, on the Series B Preferred Stock and were paid in March
1993 and quarterly thereafter. The Series B Preferred Stock is subject to mandatory redemption with the net proceeds of any sale of the Specialty Retail Division. The Company may redeem the Series B
Preferred Stock at any time, initially at 80% of the liquidation value until March 31, 1994, increasing 1% per month to 100% of the liquidation value after October 31, 1995. In connection with the Company's decision to dispose of the Specialty Retail Division, $40,000,000 of Series B Preferred Stock has been re-classified to current liabilities.

                 The Series B Preferred Stock is mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division. As a result of the Company's decision to dispose of its interest in the Specialty Retail Division, a total of $40,000,000 of the Series B
Preferred Stock has been re-classified from equity to current liabilities as of December 31, 1993, reflecting the Company's expectation to sell the Division for no less than $40,000,000.

                 Holders of the Series B Preferred Stock are entitled to elect two directors, and in certain circumstances, up to four members, or under certain other circumstances, a majority of the Company's Board of Directors. In addition, commencing May 1, 1996, or earlier if the Company has elected to pay PIK dividends for a total of four quarters, holders can convert the Series B Preferred Stock into LIVE Common Stock.
The conversion price per share is obtained by dividing the liquidation value by either the market price of the Common Stock or the "Floor
Price." The Floor Price is initially $4.00 per share of Common Stock, decreasing $0.25 per share at the end of each three month period thereafter. On September 1, 1998, the conversion price will be reset to the lower of the market price or $1.00 per share, resulting in the potential issuance of a minimum of 60,000,000 shares of the Company's
Common Stock.

                 The Company's Stock Option and Stock Appreciation Rights Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights ("SARs") to its officers, directors, key employees, consultants and other persons.
Options to purchase a maximum of 1,500,000 shares of the Company's
Common Stock, of which 600,000 may be granted as SARs, are available under the Plan. In March 1994, the Company's Board of Directors resolved, subject to stockholder approval, to increase the maximum number of shares which may become available under the Plan by 500,000 shares. The options vest over varying periods and expire in 10 years.

                 A summary of stock option transactions during the three years ended December 31, 1993 follows:

                                                   Number of     Option Price
                                                   Shares         Per Share

Stock options outstanding:
          December 31, 1990 . . . . . . . . . .   1,140,100       6.67-22.00
            Canceled. . . . . . . . . . . . . .    (160,750)     10.50-15.50
            Granted . . . . . . . . . . . . . .      34,000      11.125-13.125
          December 31, 1991 . . . . . . . . . .   1,013,350       6.67-22.00
            Canceled. . . . . . . . . . . . . .  (1,144,650)      1.875-22.00
            Granted . . . . . . . . . . . . . .     813,700       1.875-6.67
          December 31, 1992 . . . . . . . . . .     682,400       1.875-14.00
            Canceled. . . . . . . . . . . . . .    (120,650)      1.875-14.00
            Granted . . . . . . . . . . . . . .     929,300       1.75-2.75
          December 31, 1993 . . . . . . . . . .   1,491,050       1.75-14.00

        At December 31, 1993, 363,250 options were exercisable and no stock appreciation rights were outstanding. Options to purchase 565,650
(1991), 696,600 (1992) and 387,950 (1993) shares of the Company's Common
Stock were available for grant under the Plan.

        In January 1992, the Board of Directors of the Company, acting as the Stock Option Committee pursuant to the Plan, granted to current employees and directors of LIVE, LHV and the Specialty Retail Division who were holders of options pursuant to the Plan the right to agree to cancel certain options ("Canceled Options") and to receive in return therefore additional options ("New Options") pursuant to the Plan, all on the following terms and conditions: (a) the exercise price for the New Options would equal $2.875, the closing price of the Company's
Common Stock on the New York Stock Exchange on January 16, 1992; (b) fifty percent (50%) of the New Options would vest on January 16, 1993, the remainder would vest on January 16, 1994; (c) no New Options would vest earlier than the scheduled vesting date for the corresponding Canceled Options and (d) all New Options would expire on January 15, 2002. In connection with this arrangement, options to purchase 547,200 shares were exchanged for New Options.

        Warrants to purchase 49,500 shares of the Company's Common Stock were issued during 1990 and were outstanding as of December 31, 1993. These warrants are currently exercisable at prices ranging from $14.25 to $14.50 per share (fair market value at the date of grant) and expire over varying periods through 2000.

        In 1993, the Company issued warrants to purchase 1,333,332 and 1,000,000 shares of the Company's Common Stock at a price of $2.00 and $2.72 per share, respectively. The warrants are exercisable until March 1998 and the holders have been granted demand and piggyback registration rights for the Common Stock underlying the Warrants. Proceeds of $600,000 from the 12% Notes were allocated to the warrants and were accounted for as additional paid-in capital in 1993.

        Two directors of the Company owed $331,000 to the Company as of December 31, 1990 in connection with the purchase of the Company's Common Stock. The amounts owed were paid to the Company during 1991.

Note 17 -- Stockholders' Rights Plan

        In July 1990, the Board of Directors of LIVE adopted a Stockholders' Rights Plan and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Company Common Stock. Among other provisions, each Right may be exercised to purchase one one-hundredth share of LIVE's Series R Junior Participating Cumulative Preferred Stock at an exercise price of $90, subject to adjustment (the "Exercise Price"). The Rights may only be exercised after a party, exclusive of LIVE, Carolco or their affiliates, has acquired or obtained the right to acquire 20% or more of the Company's Common Stock or in the event certain mergers or sales of assets by LIVE occur. The Rights, which do not have voting rights, expire on July 19, 2000 and may be redeemed by the Company at a price of $.01 per Right at any time prior to their expiration or the acquisition of 20% of the Company's Common Stock by any person other than LIVE, Carolco or their affiliates.

        In the event a party other than LIVE, Carolco or their affiliates acquires 20% or more of the Company's outstanding Common Stock in accordance with certain defined terms, each Right will entitle its holder to purchase, at the Right's then Exercise Price, a number of shares of Company Common Stock having a market value of twice the Right's Exercise Price. The independent directors of LIVE may elect to exchange the Rights at an exchange ratio of one share of Company Common Stock per Right upon the occurrence of certain defined acquisition events. If certain mergers or sales of assets by LIVE occur, each Right shall entitle the holder to purchase, at the Exchange Price, a number of shares of common stock of the surviving corporation or purchaser (so long as it is not LIVE) having a market price of two times the Exercise Price.

Note 18 -- Other Expenses

        Other expenses in 1991 include expenses associated with a proposed business combination with Carolco and the related corporate restructuring.

Note 19 -- Related Party Transactions

        Related party transactions between Lieberman and a former director of the Company and his affiliates resulted in net payments by Lieberman of $228,000 for the year ended December 31, 1991. The payments were for rental of office and warehouse space, reimbursement of operating expenses and fees for support services, including data processing and administrative services.

        Included in accrued and deferred compensation at December 31, 1990 was $3,320,000, payable to the Late Chairman, under a deferred compensation arrangement. The deferred compensation bore interest at the greater of 3% above LIBOR or 1-1/2% above prime and was paid in 1991. The Late Chairman also owed the Company $3,426,000 at December
31, 1990.

        Revenues generated by LHV from Carolco titles amounted to 40.3%, 38.4% and 13.0% of combined LHV and VCL net sales for the years ended December 31, 1991, 1992 and 1993, respectively. As of December 31, 1992 and 1993, the Company had a note receivable from Carolco bearing interest at the rate set forth in the Bank Credit Facility aggregating $5,364,000 and $8,047,000, respectively. The amount will be repaid through the delivery of video rights to future films.

        In 1991, a subsidiary of LHV granted Pioneer a license for United States laser videodisc rights to LHV's library of motion pictures for a term of four years. Pioneer paid $5,000,000 under this agreement as a non-returnable advance recoupable on a cross-collateralized basis from all royalties payable to LHV's subsidiary.

        In 1991, an affiliate of a director of the Company received a $100,000 cash retainer for investment banking services provided in connection with the proposed business combination of the Company and Carolco. During 1992, the same affiliate (together with a co-financial advisor) received $850,000, plus out-of-pocket expenses, as payment for financial advisory services rendered in connection with the Restructuring. In January 1993, this same affiliate received a $100,000 retainer for investment banking services to be provided in connection with the Company's consideration of a potential business combination of the Company and Carolco. The fee for such services could increase to $1,000,000 contingent upon consummation of the Combination. Additionally, $850,000 was paid in connection with the March 1993 completion of the Restructuring. In 1993, the same affiliate and the co-financial advisor received a $150,000 non-refundable retainer to assist the Company in structuring and placing a long-term working capital facility for LHV and to make recommendations regarding the Company's capital structure. In addition, each received warrants to purchase 16,667 and 14,706 shares of the Company's Common Stock at a price of $2.00 and $2.72 per share, respectively.

        In connection with the Restructuring, a director of the Company and an affiliate of the same director received a total of $630,000, plus expenses. The director received $92,000 of such amount.

        In a July 1993 consulting agreement, the Company engaged a director to provide consulting services as an independent contractor in connection with the search by the Company for an individual to become
Chief Executive Officer of LIVE and LHV. The fee for such service was $10,000 per month (pro rated for partial months) plus expenses. This agreement terminated upon the hiring of a President and Chief Executive Officer of the Company in January 1994. The Company paid this same director a total of $62,200 in consideration of his services under this agreement.

        In 1993, the Company's Chairman of the Board was issued warrants to purchase 14,706 shares of the Company's Common Stock at a price of $2.72 per share.

        The Company and the Chairman of the Board are parties to an agreement dated December 1993, pursuant to which the Company agreed, for a term ending in December 1996, to pay the Chairman $25,000 per month, plus normal directors expenses and other out-of-pocket expenses he may incur in connection with his services to the Company, in return for the Chairman making himself available to the Company or any video subsidiary thereof to act as the Chief Executive Officer's primary reporting person for the period ending December 31, 1996. Such compensation is payable as long as the Chairman makes himself available for such purpose, whether or not the Company actually utilizes his services and whether or not any particular Chief Executive Officer is in the Company's employ.

        An affiliate of a director of the Company received a cash fee of $75,000, $79,000 and $75,000 in 1991, 1992 and 1993, respectively, for services provided to a foreign subsidiary of the Company.

Note 20 -- Incentive Savings Plan

        The Company has established the LIVE Incentive Savings Plan, a profit sharing and 401(k) savings plan, in which eligible employees of LIVE, LHV and the Specialty Retail Division may participate. Each employee who has attained the age of 21 may become a participant as of the beginning of each calendar quarter when such employee has completed 1,000 hours of service in the relevant one-year computation period. The Company, at the discretion of the Board of Directors, may make annual contributions to the LIVE Incentive Savings Plan. The Company's profit sharing contributions are allocated to individual accounts of participants in proportion to their compensation. A participant is fully vested in his or her tax-deferred employee contributions at all times. A participant whose employment terminates for any reason other than death or disability is entitled only to the vested portion of the contributions made by the Company on behalf of the plan participant.
The LIVE Incentive Savings Plan permits tax-deferred voluntary employee contributions of an amount equal to not more than 10% of compensation, to be matched by a LIVE contribution in an amount equal to 50% of the employee's voluntary contributions which do not exceed 6% of his or her compensation. With certain exceptions, contributions made by the Company vest equally over a period of four years. Company contributions to the Savings Plan were $33,000, $53,000 and $55,000 for the years ended December 31, 1991, 1992 and 1993, respectively.

Note 21 -- Commitments and Contingencies

        Letters of Credit and Guarantees:

        At December 31, 1993 the Company had outstanding letters of credit of $16,383,000 relating to certain video rights obligations, which are secured by restricted cash, and $300,000 related to the lease of its offices.

        Employment and Separation Agreements:

        The Company has employment agreements with certain of its officers generally for a term of three years. Future minimum payments under these contracts are $1,147,000, $713,000 and $422,000 for the years ending December 31, 1994, 1995 and 1996.  In addition, LHV has separation agreements with several of its former officers, requiring
payments aggregating $245,000 in 1994.   These separation payments have
been accrued for in the year ending December 31, 1993.

        Legal Proceedings:

        On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of the Company against the Company, Carolco and certain of the Company's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange
Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (b) by materially understating the true extent of the write-off of goodwill in connection with the sale of Lieberman Enterprises Incorporated, a subsidiary of the Company ("Lieberman"), to Handleman Company in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of the Company against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of the Company and Carolco, including Pioneer, as well as a lender to LIVE Home Video Inc. ("LHV") and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under Section 20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing Pioneer from this lawsuit.

        In February 1992, a purported class action lawsuit was filed in the U.S. District Court, District of Delaware, by an alleged holder of Carolco's public debt, against the Company, Carolco and certain
directors and executive officers of Carolco.   The Delaware complaint
alleges, among other things, that the defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by concealing the true value of certain of the Company's assets, and overstating goodwill, stockholders' equity, operating profits and net income in the Company's Form 10-K for the year ended December 31, 1990 and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991. In April of 1992 this lawsuit was transferred to the U.S. District Court, Central District of California. The proceedings are being coordinated with the consolidated action described in the preceding paragraph. On
July 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed.

        On March 24, 1994, the same day as the Company and Carolco announced that they had reached agreement in principle on the Combination, a purported class action lawsuit was filed in the Delaware Chancery Court by an alleged stockholder of the Company against the Company, Carolco, Pioneer, Cinepole and certain past and present directors of the Company and Carolco. The complaint alleges, among other things, that the defendants breached their fiduciary duties in agreeing in principle to the Combination. The complaint seeks an injunction prohibiting the Company and Carolco from proceeding with the Combination, as well as unspecified monetary damages.

        Management and counsel to the Company are unable to predict the ultimate outcome of the above-described actions at this time. However, the Company and the other defendants believe that all these lawsuits are without merit and intend to defend them vigorously. Accordingly, no material provision for any liability which may result has been made in the Company's consolidated financial statements. In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon the Company's financial position or results of operations.

        Other than as described above, there are no material legal proceedings to which LIVE or any of its subsidiaries are a party other than ordinary routine litigation in the ordinary course of business. In the opinion of management (which is based in part on the advice of outside counsel), resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.

Note 22-Quarterly Financial Information (Unaudited)

Certain quarterly financial information is presented below:
                                                             First    Second     Third    Fourth
                                                            Quarter   Quarter   Quarter   Quarter   Year
                                                            (Amounts in Thousands, Except Per Share Data)
1992
          Net sales . . . . . . . . . . . . . . . . . . . . .$ 46,686  $ 21,458  $ 68,407  $ 55,961 $192,512
          Gross profit. . . . . . . . . . . . . . . . . . . .  12,333    (3,518)   14,390       856   24,061
          Operating profit (loss) . . . . . . . . . . . . . .   4,693    (9,481)    6,684    (6,521)  (4,625)
          Income (loss) from continuing operations before
            income taxes. . . . . . . . . . . . . . . . . . .    (454)  (13,889)    1,605    (6,540) (19,278)
          Income (loss) from continuing operations               (537)  (13,273)    1,605    (5,255) (17,460)
          Discontinued operations . . . . . . . . . . . . . .    (826)      (91)     (523)    2,530    1,090
          Extraordinary item. . . . . . . . . . . . . . . . .      --        --        --     3,967    3,967
          Net income (loss) . . . . . . . . . . . . . . . . .  (1,363)  (13,364)    1,082     1,242  (12,403)
          Preferred dividends . . . . . . . . . . . . . . . .     525       525       525       822    2,397
          Net income (loss) attributable to Common Stock. . .  (1,888)  (13,889)      557       420  (14,800)
          Net income (loss) per common share:
            Continuing operations . . . . . . . . . . . . . .   (0.09)    (1.14)     0.09     (0.50)   (1.64)
            Discontinued operations . . . . . . . . . . . . .   (0.07)    (0.01)    (0.04)     0.21     0.09
            Extraordinary item. . . . . . . . . . . . . . . .      --        --        --      0.33     0.33
            Net income (loss) . . . . . . . . . . . . . . . .$  (0.16) $  (1.15) $   0.05  $   0.04 $  (1.22)

1993

          Net sales . . . . . . . . . . . . . . . . . . . . .$ 35,302  $ 44,250  $ 44,123  $ 48,571 $172,246
          Gross profit. . . . . . . . . . . . . . . . . . . .   7,517     7,325     5,848     2,448   23,138
          Operating profit (loss) . . . . . . . . . . . . . .     863       477    (1,207)  (21,310) (21,177)
          Income (loss) from continuing operations before
            income taxes. . . . . . . . . . . . . . . . . . .     340    (1,096)   (2,948)  (23,737) (27,441)
          Income (loss) from continuing operations. . . . . .     (19)   (1,132)   (2,891)  (24,167) (28,209)
          Discontinued operations . . . . . . . . . . . . . .    (709)     (409)     (387)  (20,578) (22,083)
          Net income (loss) . . . . . . . . . . . . . . . . .    (728)   (1,541)   (3,278)  (44,745) (50,292)
          Preferred dividends . . . . . . . . . . . . . . . .     767       937       938       947    3,589
          Net income (loss) attributable to Common Stock. . .  (1,495)   (2,478)   (4,216)  (45,692) (53,881)
          Net income (loss) per common share:
            Continuing operations . . . . . . . . . . . . . .   (0.06)    (0.17)    (0.32)    (2.08)   (2.63)
            Discontinued operations . . . . . . . . . . . . .   (0.06)    (0.03)    (0.03)    (1.70)   (1.83)
            Net loss. . . . . . . . . . . . . . . . . . . . . $ (0.12)  $ (0.20)  $ (0.35)  $ (3.79) $ (4.46)

Note 23 -- Subsequent Events

                In March 1994, the Company and Carolco reached agreement in principle on a business combination (the "Combination"). The
Combination will be structured as a tax free exchange whereby each Carolco stockholder will receive one share of newly issued LIVE Common Stock for each 5.5 shares of Carolco Common Stock held by them. The exchange ratio will be subject to adjustment based on the market price of Carolco Common Stock prior to the consummation of the Combination, subject to two limitations. The first limitation is that the number of Carolco shares to be exchanged for each share of LIVE will be adjusted upward, if necessary, so that the market value of Carolco shares to be exchanged is at least $3.00, but in no event will more than 6.5 shares of Carolco be exchanged for each share of LIVE. The second limitation is similar to the first in that the number of Carolco shares to be exchanged for each share of LIVE will be adjusted downward, if necessary, so that the market value of Carolco shares to be exchanged is no more than $4.00, but in no event will fewer than 4.5 shares of Carolco be exchanged for each share of LIVE. The market value of Carolco shares will be deemed to be the average trading price of Carolco Common Stock for the twenty (20) trading days ending no earlier than three days prior to the closing of the Combination.

                As a result of the Combination, the current LIVE stockholders will own between 22% and 29% of the combined company, the name of which will be changed to Carolco Entertainment Inc.

                The Combination is subject to a number of conditions, including (a) redemption of the Series B Preferred Stock, (b) amendments to the 12% Note Indenture, the Public Indenture, and the terms of the Series C Preferred Stock, (c) delivery of fairness opinions by the independent financial advisors to each company, and (d) the availability of financing commitments at each company prior to the closing of the Combination. The Combination is also subject to the execution of a definitive business combination agreement by no later than April 22, 1994 and the subsequent approval of the Combination by the majority of the non-affiliated common stockholders of each of Carolco and LIVE.

                The Series B Preferred Stock is mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division. As a result of the Company's decision to dispose of its interest in the Specialty Retail Division, a total of $40,000,000 of the Series B
Preferred Stock has been re-classified from equity to current liabilities as of December 31, 1993, reflecting the Company's expectation to sell the Division for no less than $40,000,000.

                Employment Agreements:

                Subsequent to year end, the Company and LHV any entered into employment agreements with certain of their officers generally for a term of three years. Future minimum payments under these contracts are $1,125,000, $1,063,000 and $1,106,000 for the years ending December 31,
1994, 1995 and 1996.

                                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
               Column A               Column B    Column C           Column D             Column E
                                      Balance at                     Deductions
                                      Beginning                Amounts      Amounts       Balance at End of Period
            Name of Debtor            of Period   Additions   Collected     Written Off   Current    Non Current
                                                         (Dollar Amounts in Thousands)
Year ended December 31,
  1991:
          Carolco Pictures Inc. . .  $ 1,344      $11,642 (a) $11,296 (b)       --             --      $ 1,690
          Estate of Jose E. Menendez   3,426 (c)       --       3,426           --             --           --
          Melvin A. Wilmore . . . .      237 (d)       11 (e)      --           --        $   248           --
          David A. Mount. . . . . .      150 (f)       --          --           --            150           --
          Devendra Mishra . . . . .      318 (g)       29 (e)      59           --            288           --
          Eric H. Paulson . . . . .      314 (h)       --          --      $   314 (h)         --           --

Year ended December 31,
  1992:
          Carolco Pictures Inc. . .  $ 1,690      $ 3,674 (i)      --           --             --     $ 5,364
          Melvin A. Wilmore . . . .      248 (d)       --          --      $   248             --          --
          David A. Mount. . . . . .      150 (f)       --          --           50        $   100          --
          Devendra Mishra . . . . .      288 (g)       --          --           12            276          --

Year ended December 31,
  1993:
          Carolco Pictures Inc. . .  $ 5,364      $ 2,683 (j)      --           --             --     $ 8,047
          David A. Mount. . . . . .      100 (f)       --          62           38             --          --
          Devendra Mishra . . . . .      276 (g)       13 (e)      --           --        $   289          --


(a)           Amount represents loans ($10,000,000) and interest accrued during the period.
(b)           Amount represents payments related to television rights ($1,596,000) and repayment of loan ($10,000,000), net of allocated expenses due to Carolco ($300,000).
(c)           Amount consists of a $2,285,000 demand loan including interest at the greater of 1-1/2% above prime or 3%
              above LIBOR and a non interest bearing loan with an original balance of $170,000 under an employment agreement.  The amount payable under a deferred compensation arrangement was less than this balance by
              $106,000 at December 31, 1990.
(d)           Amount represents loan ($130,000) secured by a second deed of trust on Mr. Wilmore's residence and an unsecured loan ($100,000) and accrued interest at 10%.
(e)           Amount represents interest accrued during the period.
(f)           Amount represents a non-interest bearing, unsecured loan of which $87,500 was forgiven through September
              30, 1993, the date Mr. Mount resigned from the Company.  The remaining balance of $62,500 was repaid in
              December 1993.
(g)           Amount represents loan ($300,000) secured by a second deed of trust on Mr. Mishra's residence and accrued interest at 5%.
(h)           Amount represents loan ($300,000) and accrued interest at 10%, which was written off in connection with the sale of Navarre.
(i)           Under an offset agreement with Carolco, all amounts, whether receivable from or payable to Carolco, were netted in the "due from stockholder" account.
(j)           Amount represents net adjustments to video rights.

                               LIVE ENTERTAINMENT INC. AND SUBSIDIARIES

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                Column A                    Column B           Column C         Column D    Column E
                                                               Additions
                                           Balance at  Charged to    Charged to            Balance at
                                            Beginning   Costs and       Other                  End
               Description                  of Period   Expenses      Accounts Deductions   of Period
                                                              (Dollar Amounts in Thousands)
Year ended December 31, 1991 Deducted from
   Asset Accounts:

   Allowance for future sales returns . . . . $31,292   $42,337 (a) $  --     $59,124 (b)     $14,505
   Allowance for doubtful accounts. . . . . .   9,018       154        --       7,720 (c)       1,452
   Allowance for advertising. . . . . . . . .   3,647    19,563        --      18,123 (d)       5,087
   Allowance for overstock inventory. . . . .   1,874     4,824       400 (e)   2,045 (f)       5,053
   Allowance for video rights in excess of net
     realizable value . . . . . . . . . . . .   4,732        --        --       1,096 (g)       3,636

Year ended December 31, 1992 Deducted from
   Asset Accounts:

   Allowance for future sales returns . . . . $14,505   $33,206 (a)    --     $29,647 (b)     $18,064
   Allowance for doubtful accounts. . . . . .   1,452       615        --         297 (c)       1,770
   Allowance for advertising. . . . . . . . .   5,087    13,166        --      13,624 (d)       4,629
   Allowance for overstock inventory. . . . .   5,053     3,735        --       1,544 (f)       7,244
   Allowance for video rights in excess of net
     realizable value . . . . . . . . . . . .   3,636     1,912        --          12 (g)       5,536

Year ended December 31, 1993 Deducted from
   Asset Accounts:

   Allowance for future sales returns . . . . $18,064   $18,308 (a)    --      $18,566 (b)    $17,806
   Allowance for doubtful accounts. . . . . .   1,770       413        --          742 (c)      1,441
   Allowance for advertising. . . . . . . . .   4,629    11,215        --        9,651 (d)      6,193
   Allowance for overstock inventory. . . . .   7,244     2,490        --        5,233 (f)      4,501
   Allowance for video rights in excess of net
     realizable value . . . . . . . . . . . .  5,536        --        --       4,213 (g)       1,323


(a)   Amounts represent the gross profit impact of anticipated sales returns.
(b)   Returns credited to customer accounts during the year and includes $649 re-classified VCL "Assets Held
      For Sale."
(c)   Net amount of accounts written-off and recoveries during the year.  Also, includes $679 re-classified
      VCL "Assets Held For Sale."
(d)   Reimbursements for co-op advertising.
(e)   Opening balance for Vestron.
(f)   Disposal of overstock inventory and includes $103 re-classified VCL "Assets Held For Sale."
(g)   Write-off of video rights and includes $513 re-classified VCL "Assets held for Sale."

                               LIVE ENTERTAINMENT INC. AND SUBSIDIARIES

SCHEDULE IX - SHORT TERM BORROWINGS
              Column A                 Column B     Column C     Column D      Column E    Column F
                                                                  Maximum       Average    Weighted
                                                    Weighted      Amount        Amount      Average
                                        Balance      Average    Outstanding   Outstanding Interest Rate
     Category of Aggregate              at End      Interest    During the    During the  During the
           Short Term Borrowings       of Period      Rate        Period       Period(a)   Period(b)
                                                            (Dollar Amounts in Thousands)
Year ended December 31, 1991:

  Note Payable to Bank (c). . . . .     $    --       9.79%      $10,000       $10,000       9.79%
  Note Payable to Bank (d). . . . .       2,190      13.00%        2,190         2,190      13.00%
  Note Payable to Bank (d). . . . .          --      10.25%        1,966         1,148      10.25%
  Note Payable to Bank (e). . . . .      68,420       9.45%       75,783        55,035       8.83%
  Note Payable to Bank (f). . . . .          --      10.60%       15,700        12,400      10.63%

Year ended December 31, 1992:

  Note Payable to Bank (d). . . . .     $ 2,230      11.52%      $ 2,230       $ 2,230      11.52%
  Note Payable to Bank (g). . . . .          --       7.65%       69,963        36,858       8.50%

Year ended December 31, 1993:

  Note Payable to Bank (d). . . . .     $   -0-      11.52%      $ 2,880       $ 2,410      11.52%
  12% Notes . . . . . . . . . . . .      36,707       12.0%       37,000        36,500       12.1%
  Note Payable to Bank (h). . . . .         -0-       9.67%       20,370         2,213       9.25%


(a)          The average amount outstanding during the period is calculated by dividing the total of month-end outstanding principal balances by the number of months the balance was outstanding during the period.
(b)          The weighted average interest rate during the period was computed by dividing the annualized interest  expense by the average amount outstanding during the period.
(c)          Line of credit with interest at 1% above prime.
(d)          Demand notes payable to foreign banks included in "Liabilities Related To Assets Held For Sale" in 1993.
(e)          Line of credit with interest at the greater of 1-1/4% above the Alternate Base Rate (as defined in the credit agreement) or 2-1/2% above LIBOR.
(f)          Line of credit with interest at the higher of the banks' reference rate of 1/2 of 1% above the Federal Funds rate payable quarterly.
(g)          Line of credit with interest through November 1992 at the greater of 1-1/4% above the Alternate Base Rate or
             2-1/2% above LIBOR and in December 1992 at the greater of 3% above the Alternate Base Rate or 4-1/4%
             above LIBOR.  Effective with the February 5, 1993 amendment to the line of credit, the term was extended to
             July 29, 1994 and earlier in the event of default, provided that on January 29, 1994 any lender under the line of credit may choose to terminate the obligation to lend funds.  Due to the extension of the term, as of
             December 31, 1992, the outstanding balance of $5,370,0000 under the line of credit was re-classified from current to long-term.
(h)          Line of credit with interest at the greater of 3% above the Alternate Base Rate or 4-1/4% above LIBOR maturing July 29, 1994.  Beginning March 31, 1993 and at the first day of each quarter thereafter, the interest rate increases by an additional 1/4%.

                       LIVE ENTERTAINMENT INC. AND SUBSIDIARIES

                  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

Column A                                                  Column B
                                                Charged to Costs and Expenses
                                 Year Ended       Year Ended       Year Ended
                                 December 31,     December 31,     December 31,
Item                             1991             1992             1993
                                            (Dollar Amounts in Thousands)

Maintenance and Repairs . . .       (a)              (a)              (a)
Depreciation and Amortization
of Intangible Assets,
Pre-operating Costs, and Similar
Deferrals . . . . . . . . . .     $21,272          $ 6,864          $ 3,924
Taxes, Other Than Payroll
and Income Taxes. . . . . . .       (a)              (a)              (a)
Royalties                           (a)             11,004            5,164
Advertising Costs . . . . . .      33,700           24,831           20,403



(a) Amounts are not presented as such amounts are less than 1% of total sales and revenues.


    =====================================================================








                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                           --------------------------




                                   EXHIBITS

                                      To

                                   Form 10-K

                                      Of

                            LIVE ENTERTAINMENT INC.

                  For the fiscal year ended December 31, 1993




                           --------------------------










    =====================================================================

                             INDEX TO EXHIBITS



Exhibit
Number                          Description
- - -------                         -----------

3.1         Restated Certificate of Incorporation of the
            Registrant (incorporated herein by reference to Appendix C of Registrant's Registration Statement
            No. 33-24396)

3.2         Form of Certificate of Amendment to Restated
            Certificate of Incorporation of the Registrant
            (incorporated herein by reference to Exhibit 20 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)

3.3 Form of Certificate of Designations, Preferences and Relative, Participating, Optional or Other Special Rights of Series B Cumulative Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 36 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)

3.4 Amended Certificate of Designations, Preferences and Rights of Series C Cumulative Convertible Preferred Stock of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

3.5 Certificate of Designations specifying the terms of the Series R Junior Participating Preferred Stock, par value $1.00 per share, of the Registrant, filed with the Secretary of State of the State of Delaware (incorporated herein by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K, dated August 1,
            1990)

3.6 Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.4 to the Registrant's
            Registration Statement No. 33-24396)

3.7 Amendment to Bylaws of the Registrant, adopted on June 18, 1992 (incorporated herein by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

3.8 Contingent Payment Rights Agreement, dated as of June 28, 1991, between the Registrant, Vestron Acquisition Corp., Vestron Inc. and American Stock Transfer & Trust Company, as Rights Agent, and Price Waterhouse, as Representative (incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 8-A, dated July 15, 1991)

4.1 Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4 to the Registrant's Registration Statement No.
            33-24396)

4.2 Rights Agreement, dated as of July 19, 1990, between the Registrant and American Stock Transfer & Trust Company, which includes as exhibits thereto, the form of Right Certificate and the Summary of Rights (incorporated herein by reference to Exhibit 4a to the Registrant's Current Report on Form 8-K, dated August 1,
            1990)

4.3 First Amendment to Rights Agreement, dated as of May 1, 1992, between the Registrant and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K, dated May 1, 1992)

4.4 Form of Indenture between the Registrant and American Stock Transfer & Trust Company, as trustee, relating to the Exchange Notes
            (including Note and Pledge Agreement)
            (incorporated herein by reference to Exhibit 35 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)

4.5 Form of Certificate of Series B Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

4.6 Form of Certificate of Series C Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

4.7 Indenture, dated as of March 26, 1993, between the Registrant and U.S. Trust Company of California, N.A., relating to the $37,000,000 of 12% Senior Subordinated Secured Notes due 1994 (including form of Note) (incorporated herein by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

4.8         Agreement dated as of December 22, 1993 between
            LIVE Ventures Inc. and U.S. Trust Company of
            California, N.A.*

10.1 Exclusive Distribution Agreement, dated as of March 1, 1987, between International Video Entertainment Inc. and MCA Distribution Corporation (incorporated herein by reference to Exhibit 10.33 to Carolco Pictures Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1986)

10.2 Amendment, dated as of December 28, 1989, of Exclusive Distribution Agreement between International Video Entertainment Inc. and MCA Distribution Corporation (incorporated herein by reference Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990)

10.3 Amendment, dated as of May 10, 1990, of Exclusive Distribution Agreement between International Video Entertainment Inc. and MCA Distribution Corporation (incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1990)

10.4 License and Distribution Agreement, dated as of May 11, 1992, by and between LIVE Home Video Inc., LIVE America Inc., LIVE Distributing Inc., Vestron Inc. and WEA Corp. (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.5 Amendment to License and Distribution Agreement, dated as of June 8, 1992, by and between LIVE Home Video Inc., LIVE America Inc., LIVE Distributing Inc., Vestron Inc. International Video Productions Inc. and WEA Corp. (incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.6 Four-Party Agreement, dated as of May 19, 1992, among Uni Distribution Corp. (formerly MCA), LIVE Home Video Inc., LIVE America Inc. and WEA Corp. (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.7        Acceptance of Assignment, dated as of June 17,
            1992, from WEA Corp. to Chemical Bank
            (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.8 Notice of Assignment and Irrevocable Authority, dated as of June 16, 1992, from LIVE Home Video Inc., LIVE America Inc., International Video Productions Inc. and Vestron Inc. to WEA Corp. (incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.9 Security Agreement, dated as of June 8, 1992, by and between LIVE Home Video Inc., LIVE America Inc., International Video Productions Inc. and WEA Corp. (incorporated herein by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.10 Intercreditor Agreement, dated as of June 8, 1992, by and between Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A., The Long-Term Credit Bank of Japan, Ltd. and WEA Corp. (incorporated herein by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.11 Additional Security Agreement, dated as of June 8, 1992, by and between LIVE Home Video Inc. and WEA Corp. (incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.12 Additional Intercreditor Agreement, dated as of June 8, 1992, by and between Credit Lyonnais Bank Nederland N.V., Chemical Bank, The Bank of California, N.A., The Long-Term Credit Bank of Japan, Ltd. and WEA Corp. (incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.13 Amendment, dated April 12, 1990, to Video Rights License Agreement, dated July 27, 1987, between Carolco Pictures Inc. and International Video Entertainment Inc., as amended as of October 15, 1987 (incorporated herein by reference to Exhibit
            10.45 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1990)

10.14 Second Amendment, dated March 6, 1991, to Video Rights License Agreement, dated July 27, 1987, between Carolco Pictures Inc. and International Video Entertainment Inc., as amended on October 15, 1987 and April 12, 1990 (incorporated herein by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

10.15 Third Amendment, dated October 21, 1991, to Video Rights License Agreement, dated July 27, 1987, between Carolco Pictures Inc. and LIVE Home Video Inc. (formerly known as International Video Entertainment Inc.), as amended on October 15, 1987, April 12, 1990 and March 6, 1991
            (incorporated herein by reference to Exhibit
            10.15 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.16 Fourth Amendment, dated March 2, 1992, to Video Rights License Agreement, dated July 27, 1987, between Carolco Pictures Inc. and LIVE Home Video Inc., as amended on October 15, 1987, April 12, 1990, March 6, 1991 and October 21, 1991
            (incorporated herein by reference to Exhibit
            10.16 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.17 Memorandum of Agreement, dated as of September 1, 1991, between LIVE America Inc. and MCA Canada Ltd. (incorporated herein by reference to Exhibit
            10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1991)

10.18 Laser Videodisc Sublicense Deal Memorandum, dated as of October 1, 1991, by and between LIVE
            America Inc. and Pioneer LDCA, Inc. (incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.19       Employment Agreement, dated as of December 23,
            1993, for the services of Roger A. Burlage*^

10.20       Employment Agreement, dated as of January 2,
            1992, for the services of David A. Mount
            (incorporated herein by reference to Exhibit
            10.10 to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31,
            1991)^

10.21 First Amendment to Employment Agreement, dated as of November 20, 1992, to Employment Agreement for the services of David A. Mount (incorporated herein by reference to Exhibit 10.21.1 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)^

10.22 Letter Agreement, dated as of September 29, 1993, pertaining to the departure of David A. Mount as President and Chief Executive Officer of the
            Registrant*^

10.23       Employment Agreement, dated as of September 1,
            1989, for the services of Devendra Mishra
            (incorporated herein by reference to Exhibit
            10.34 to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31,
            1989)^

10.24 Letter Agreement, dated as of July 7, 1992, pertaining to the Employment Agreement for the services of Devendra Mishra (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)^

10.25 Separation Agreement, dated as of November 26, 1991, by and between the Registrant and Wayne H. Patterson (incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)^

10.26       Employment Agreement, dated as of February 1,
            1994, for the services of Michael J. White*^

10.27 Employment Agreement, dated as of October 1, 1992, between LIVE Home Video Inc. and Rodney W. Trovinger (incorporated herein by reference to Exhibit 10.95 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)^

10.28       Employment Agreement, dated as of December 1,
            1992, for the services of Ivan R. Lipton
            (incorporated herein by reference to Exhibit
            10.28 to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31,
            1992)^

10.29       Memorandum Agreement dated as of December 23,
            1993, by and between the Registrant and Anthony
            J. Scotti*^

10.30 Jefferson Capital Group, Ltd. and Bear Stearns & Co. Inc. Retainer Letter with the Registrant, dated as of May 21, 1992, with Indemnification Agreement (incorporated herein by reference to Exhibit 27 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)^

10.31 Agreement, dated as of July 31, 1992, between Jefferson Capital Group, Ltd. and the Registrant (incorporated herein by reference to Exhibit 28 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)^

10.32       Agreement, dated as of August 13, 1992, between
            Daniels & Associates and the Registrant
            (incorporated herein by reference to Exhibit 29 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)^

10.33       Agreement, dated as of July 7, 1993, between
            Jefferson Capital Group, Ltd. and Daniels &
            Associates and the Registrant*^

10.34       Engagement Letter between Houlihan Lokey Howard
            & Zukin, Inc. and the Registrant dated May 27, 1992 (incorporated herein by reference to Exhibit 32 to the Registrant's Schedule 13E-3 and
            Schedule 13E-4, filed on September 24, 1992, as amended)^

10.35 Amendment dated August 17, 1992 to Engagement Letter dated May 27, 1992 between Houlihan Lokey Howard & Zukin, Inc. and the Registrant (incorporated herein by reference to Exhibit 33 to the Registrant's Schedule 13E-3 and Schedule 13E-4, filed on September 24, 1992, as amended)^

10.36 Consulting Agreement, dated as of July 26, 1993, between Roger R. Smith and the Registrant*^

10.37 Letter of Understanding, dated as of January 26, 1993, by and between the Registrant and Jefferson Capital Group, Ltd. (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)^

10.38       Agreement, dated as of February 13, 1991, between
            Metronome Productions N.V. and LEI-IVE
            Entertainment N.V. (incorporated herein by reference to Exhibit 10.39 to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1990)^

10.39 Asset Purchase Agreement, dated as of October 30, 1990, between Vestron Acquisition Corp. and Vestron Inc., including annexes (incorporated herein by reference to Exhibit 10.66 of Registrant's Current Report on Form 8-K, dated October 30, 1990)

10.40 Indemnification Agreement, dated as of October 30, 1990, by and among Vestron Acquisition Corp., Furst Holdings, Inc., Frogtown Holdings Inc., Austin O. Furst, Jr., and Vestron Inc., including annex (incorporated herein by reference to Exhibit 10.67 of Registrant's Current Report on Form 8-K, dated October 30, 1990)

10.41 Securities Indemnification Agreement, dated as of October 30, 1990, by and among Vestron Acquisition Corp., Furst Holdings, Inc., Frogtown Holdings Inc., Austin O. Furst, Jr., and Vestron Inc., including annex (incorporated herein by reference to Exhibit 10.68 of Registrant's Current Report on Form 8-K, dated October 30,
            1990)

10.42 Third Amended and Restated Loan and Security Agreement, dated as of July 26, 1990, by and among the Registrant, LIVE Home Video Inc. (formerly known as International Video Entertainment Inc.), LIVE America Inc. (formerly known as I.V.E. America Inc.), LEI-IVE Entertainment N.V., International Video Productions Inc., Credit Lyonnais Bank Nederland N.V. and Chemical Bank (incorporated herein by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

10.43 First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of October 26, 1990, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank and Imperial Bank (incorporated herein by reference to Exhibit
            10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1990)

10.44 Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of December 4, 1990, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A. and National Westminster Bank PLC, San Francisco Overseas Branch (incorporated herein by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)

10.45 Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 23, 1991, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A., National Westminster Bank PLC, San Francisco Overseas Branch and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.46 Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of July 16, 1991, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Acquisition Corp., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A. and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit
            10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1991)

10.47 Fifth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of November 21, 1991, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A. and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.48 Sixth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of January 27, 1992, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A. and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.49 Seventh Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 20, 1992, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A. and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.50 Eighth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of June 16, 1992, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A. and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit 10.52 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.51 Ninth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of November 25, 1992, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A. and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit 10.56.1 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.52 Tenth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 5, 1993, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A. and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.53 Eleventh Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 26, 1993, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A. and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.54 Twelfth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of January 28, 1994, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A. and The Long-Term Credit Bank of Japan, Ltd.*

10.55 Supplemental Agreement, dated as of July 16, 1991, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Acquisition Corp., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A., and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit
            10.43 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1991)

10.56 Limited Waiver, dated as of April 16, 1991, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A., and National Westminster Bank PLC, San Francisco Overseas Branch (incorporated herein by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.57 Consent and Waiver Letter Agreement, dated as of August 25, 1992, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Chemical Bank, Imperial Bank, The Bank of California, N.A., and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit
            10.55 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.58 Consent Agreement, dated as of September 11, 1992, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Credit Lyonnais Bank Nederland N.V., Chemical Bank, Imperial Bank, The Bank of California, N.A., and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit 10.56 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.59 Consent and Waiver Letter Agreement, dated as of March 5, 1993, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Chemical Bank, Imperial Bank, The Bank of California, N.A., and The Long-Term Credit Bank of Japan, Ltd.*

10.60 Consent and Waiver Letter Agreement, dated as of December 22, 1993, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., Chemical Bank, Imperial Bank, The Bank of California, N.A., and The Long-Term Credit Bank of Japan, Ltd.*

10.61 Agreement, dated as of December 22, 1993 by and among LIVE Ventures Inc., Chemical Bank, Imperial
            Bank, The Bank of California, N.A., and The Long-
            Term Credit Bank of Japan, Ltd.*

10.62 Consent Letter, dated as of January 28, 1994, by and among the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions Inc., Vestron Inc., LIVE Ventures Inc., Chemical Bank, Imperial Bank, The Bank of California, N.A., and The Long-Term Credit Bank of Japan, Ltd.*

10.63 New Notes Intercreditor Agreement, dated as of March 26, 1993 by and between Chemical Bank, as Administrative Agent and as Collateral Agent, and U.S. Trust Company of California, N.A. (incorporated herein by reference to Exhibit
            10.57 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1992)

10.64 Addendum to New Notes Intercreditor Agreement, dated as of December 22, 1993 by and between Chemical Bank, as Administrative Agent and as
            Collateral Agent, and U.S. Trust Company of
            California, N.A.*

10.65 Amended and Restated Trustee Intercreditor Agreement, dated as of March 26, 1993 by and among Chemical Bank, as Administrative Agent and as Collateral Agent, U.S. Trust Company of California, N.A. and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.66 Warrant Agreement and Warrant Certificate, dated as of November 26, 1990, between the Registrant and Jefferson Capital Group, Ltd. (incorporated herein by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990)^

10.67 Loan Fund Warrant Agreement, dated as of March 23, 1993, between the Registrant and the Warrant Holders (incorporated herein by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.68 Loan Fund Common Stock Purchase Warrants, dated as of March 23, 1993, between the Registrant and Jefferson Capital Group, Ltd. (incorporated herein by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)^

10.69 Registration Rights Agreement for Loan Fund Common Stock Purchase Warrants, dated as of March 23, 1993, by and among the Registrant and the holders of the Loan Fund Common Stock Purchase Warrants (incorporated herein by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.70 Class B Warrant Agreement, dated as of March 26, 1993, between the Registrant and the Class B Warrant Holders (incorporated herein by reference to Exhibit 10.63 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.71 Class B Common Stock Purchase Warrants, dated as of March 29, 1993, between the Registrant and Jefferson Capital Group, Ltd. (incorporated herein by reference to Exhibit 10.64 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)^

10.72 Class B Common Stock Purchase Warrants, dated as of March 29, 1993, between the Registrant and Anthony J. Scotti (incorporated herein by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)^

10.73 Registration Rights Agreement for Class B Common Stock Purchase Warrants, dated as of March 26, 1993, by and among the Registrant and the holders of the Class B Common Stock Purchase Warrants (incorporated herein by reference to Exhibit
            10.66 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1992)

10.74       1988 Stock Option and Stock Appreciation Rights
            Plan of the Registrant as amended through June
            30, 1993*^

10.75 Agency Agreement, dated as of December 31, 1986, by and between International Video Entertainment Inc. and Carolco International N.V. (incorporated herein by reference to Exhibit 10.49 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.76 Agreement, dated as of June 1, 1988, by and between Carolco International N.V. and Carolco-LIVE International V.O.F. (incorporated herein by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.77 Agreement of Partnership, dated as of November 16, 1988, of Carolco-LIVE International V.O.F. by and between Carolco International N.V. and LEI-IVE Entertainment N.V. (incorporated herein by reference to Exhibit 10.51 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.78 Master Agreement for Home Video Rights to German Language Versions, dated as of April 25, 1991, by and between LEI-IVE Entertainment N.V. d/b/a/ LIVE Entertainment International and Carolco International N.V. (incorporated herein by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.79 Short-Form Agreement, dated as of August 15, 1991, by and between Carolco Television Inc. and Vestron Inc. (incorporated herein by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.80 Short-Form Agreement (International), dated as of August 15, 1991, by and between Carolco International N.V. and Vestron Inc. (incorporated herein by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.81       Registration Rights Agreement, dated as of July
            3, 1990, by and between the Registrant and Pioneer LDCA, Inc. (incorporated herein by reference to Exhibit 10.55 to the Registrant's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1991)

10.82 Registration Rights Agreement, dated as of March 24, 1992, by and between the Registrant and Carolco Pictures Inc., Pioneer LDCA, Inc., RCS Video Services International B.V., RCS Video Services Antilles N.V. and Le Studio Canal+ S.A. (incorporated herein by reference to Exhibit
            10.56 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1991)

10.83 Amendment to Registration Rights Agreement, dated as of August 1992, by and between the Registrant and Carolco Pictures Inc., Pioneer LDCA, Inc., RCS Video Services International B.V., RCS Video Services Antilles N.V. and Le Studio Canal+ S.A. (incorporated herein by reference to Exhibit
            10.68 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.84 Registration Rights Agreement for Common Stock dated as of July 20, 1993, by and among the Registrant, Carolco Pictures Inc., Pioneer LDCA, Inc., RCS Video Services International B.V., RCS Video Services Antilles N.V., and Le Studio Canal+ S.A.*

10.85 Reconciliation and Offset Agreement, dated as of December 31, 1992, by and between Carolco
            Pictures Inc., Carolco International N.V., the
            Registrant, LIVE Home Video Inc. and LEI-IVE
            Entertainment N.V.*

10.86 General Loan and Security Agreement, dated as of June 11, 1992, by and between Foothill Capital Corporation, Strawberries Inc., Strawberries Connecticut Inc., Strawberries Maine Inc., Strawberries Massachusetts Inc., Strawberries New York Inc., Strawberries New Jersey Inc., Strawberries Pennsylvania Inc., Strawberries Rhode Island Inc., Strawberries Vermont Inc., Strawberries Records and Tapes New Hampshire Inc. and Waxie Maxie Quality Music Co. (incorporated herein by reference to Exhibit 10.69 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.87 Amendment Number One to General Loan and Security Agreement, dated as of January 1, 1993, by and between Foothill Capital Corporation, Strawberries Inc. and Waxie Maxie Quality Music Co. (incorporated herein by reference to Exhibit
            10.78 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1992)

10.88 Amendment Number Two to General Loan and Security Agreement, dated as of March 17, 1993, by and between Foothill Capital Corporation, Strawberries Inc. and Waxie Maxie Quality Music Co. (incorporated herein by reference to Exhibit
            10.79 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1992)

10.89       Amendment Number Three to General Loan and
            Security Agreement, dated as of May 5, 1993, by and between Foothill Capital Corporation,
            Strawberries Inc. and Waxie Maxie Quality Music
            Co.*

10.90       Amendment Number Four to General Loan and
            Security Agreement, dated as of July 29, 1993, by and between Foothill Capital Corporation,
            Strawberries Inc. and Waxie Maxie Quality Music
            Co.*

10.91       Agreement of Limited Partnership of LIVE Home
            Video L.P., dated as of September 14, 1992, by and among LIVE Distributing Inc. and Pioneer
            LDCA, Inc. (incorporated herein by reference to Exhibit 9 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)

10.92 LHV Guarantee, dated as of September 14, 1992, by LIVE Home Video Inc. to and for the benefit of Pioneer LDCA, Inc. (incorporated herein by reference to Exhibit 10 to the Registrant's
            Schedule 13E-4, filed on December 15, 1992, as amended)

10.93       Partnership Security Agreement, dated as of
            September 14, 1992, by LIVE Home Video L.P. and
            Pioneer LDCA, Inc. (incorporated herein by reference to Exhibit 11 to the Registrant's
            Schedule 13E-4, filed on December 15, 1992, as amended)

10.94 LDI Security Agreement, dated as of September 14, 1992, between LIVE Distributing Inc. and Pioneer LDCA, Inc. (incorporated herein by reference to Exhibit 12 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)

10.95 LHV Pledge and Security Agreement, dated as of September 14, 1992, between LIVE Home Video Inc. and Pioneer LDCA, Inc. (incorporated herein by reference to Exhibit 13 to the Registrant's
            Schedule 13E-4, filed on December 15, 1992, as amended)

10.96       LHV Inducement Letter from LIVE Home Video Inc.
            to LIVE Home Video L.P. and Pioneer LDCA, Inc.
            (incorporated herein by reference to Exhibit 14 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)

10.97 WEA Letter, dated September 14, 1992, from LIVE Home Video Inc. to WEA Corp. (incorporated herein by reference to Exhibit 15 to the Registrant's
            Schedule 13E-4, filed on December 15, 1992, as amended)

10.98 Stock Purchase Agreement, dated as of September 14, 1992, by and among the Registrant and Pioneer LDCA, Inc. (incorporated herein by reference to Exhibit 16 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)

10.99       Registration Rights Agreement for Series C
            Convertible Preferred Stock, dated as of September 14, 1992, by and among the Registrant and Pioneer LDCA, Inc. (incorporated herein by reference to Exhibit 17 to the Registrant's
            Schedule 13E-4, filed on December 15, 1992, as amended)

10.100 Letter, dated as of September 14, 1992, from Pioneer LDCA, Inc. to Chemical Bank, Credit Lyonnais Bank Nederland N.V., The Bank of California, N.A. and The Long-Term Credit Bank of Japan, Ltd. (incorporated herein by reference to Exhibit 25 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)

10.101 Engagement Letter, dated as of August 27, 1992, between the Registrant and Seidler Amdec
            Securities Inc. (incorporated herein by reference to Exhibit 26 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)

10.102      Strawberries Incentive Compensation Plan, adopted
            November 20, 1992 (incorporated herein by reference to Exhibit 10.96 to the Registrant's
            Registration Statement on Form S-4, filed on
            December 15, 1992, as amended)^

10.103 Fiscal 1993 Incentive Cash Compensation Program for the Registrant, dated July 1993*^

10.104 Fiscal 1994 Incentive Cash Compensation Program for the Registrant and LIVE Home Video Inc., dated February 1994*^

10.105 Fiscal 1994 Incentive Cash Compensation Program for the LIVE Specialty Retail Division, dated
            February 1994*^

10.106 Settlement Agreement, dated as of October 31, 1992, among New Line International Releasing, Inc., New Line Distributing, Inc. and LIVE America Inc. (incorporated herein by reference to Exhibit 10.97 to the Registrant's Registration Statement on Form S-4, filed on December 15, 1992, as amended)

10.107 Securities Exchange Agreement, dated as of March 26, 1993, by and between the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions, Inc., Vestron Inc., Daniels & Associates and Jefferson Capital Group, Ltd. (incorporated herein by reference to Exhibit
            10.96 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
            1992)

10.108 Form of Securities Purchase Agreement, dated as of March 26, 1993, by and between the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions, Inc., Vestron Inc. and various purchasers (incorporated herein by reference to Exhibit 10.97 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

10.109 Letter of Intent between the Registrant and Carolco Pictures Inc. dated March 23, 1994*

11          Computation of Earnings Per Share*

21          Subsidiaries of the Company*

22.1 Prospectus, Consent Solicitation, Proxy Statement and Solicitation of Prepackaged Plan Acceptances, with Appendices of the Registrant dated as of December 18, 1992 (incorporated herein by reference to Exhibit 1 to the Registrant's
            Schedule 13E-3, filed on December 15, 1992, as amended)

22.2 Extension of Expiration Date to January 28, 1993 and First Supplement dated January 13, 1993 to Prospectus, Consent Solicitation, Proxy Statement and Solicitation of Prepackaged Plan Acceptances dated December 18, 1992 (incorporated herein by reference to Exhibit 54 to the Registrant's
            Schedule 13E-4, filed on December 15, 1992, as amended)

22.3 Second Supplement dated January 18, 1993 to Prospectus, Consent Solicitation, Proxy Statement and Solicitation of Prepackaged Plan Acceptances dated December 18, 1992, as supplemented January 13, 1993 (incorporated herein by reference to Exhibit 55 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)

23          Consent of Independent Auditors*

24 Powers of Attorney and Board of Directors resolution authorizing the same*

99.1 Presentation of Seidler Amdec Securities Inc., dated September 18, 1992, to the Board of Directors of the Registrant (incorporated herein by reference to Exhibit 49 to the Registrant's
            Schedule 13E-3, filed on December 15, 1992, as amended)

99.2        Update Letter, dated as of March 23, 1993, from
            Seidler Amdec Securities Inc. (incorporated herein by reference to Exhibit 28.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)

- - ---------------
*Filed Herewith
^Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c)