Form 10-Q
period 1994-03-31
LIVE ENTERTAINMENT INC
filed 1994-05-13
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For the Quarter ended March 31, 1994

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

     As of May 6, 1994, there were 12,093,610 shares of the Registrant's Common Stock, 6,000,000 shares of the Registrant's Series B Cumulative Convertible Preferred Stock and 15,000 shares of the Registrant's Series C Convertible Preferred Stock outstanding.

               LIVE ENTERTAINMENT INC. AND SUBSIDIARIES



                                 INDEX




PART I - FINANCIAL INFORMATION                                    Page


  ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED):

            Condensed Consolidated Balance Sheets at
             December 31, 1993 and March 31, 1994. . . . . . . .  1-2

            Condensed Consolidated Statements of
             Operations for the three months ended
             March 31, 1993 and 1994 . . . . . . . . . . . . . .    3

            Condensed Consolidated Statements of
             Cash Flows for the three months ended
             March 31, 1993 and 1994 . . . . . . . . . . . . . .    4

            Notes to Condensed Consolidated Financial
             Statements. . . . . . . . . . . . . . . . . . . . . 5-10


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS . . . . . . . . . . . . . . . . . . .11-15




PART II - OTHER INFORMATION


  ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .15-17


  ITEM 3(b).DEFAULTS UPON SENIOR SECURITIES - DIVIDEND
             ARREARAGE ON PREFERRED STOCK. . . . . . . . . . . .   18


  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . .   18

                         PART I - FINANCIAL INFORMATION

                    LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                             (Amounts in Thousands)



                                                      December 31,   March 31,
                                                          1993          1994

                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents, including restricted
  cash of $17,173 and $6,101 . . . . . . . . . . . . $  42,358     $  51,247
 Accounts receivable, less allowances of $25,440
  in 1993. . . . . . . . . . . . . . . . . . . . . .     2,432            --
 Officer and employee receivables. . . . . . . . . .       407           186
 Inventories . . . . . . . . . . . . . . . . . . . .    10,124         9,615
 Video rights. . . . . . . . . . . . . . . . . . . .    29,839        32,121
 Deferred income taxes . . . . . . . . . . . . . . .     4,176         4,176
 Other . . . . . . . . . . . . . . . . . . . . . . .     1,136         1,562
 Assets held for sale. . . . . . . . . . . . . . . .    86,000        84,214
   TOTAL CURRENT ASSETS                                176,472       183,121
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . .     1,686         1,715
RECEIVABLE FROM AFFILIATE. . . . . . . . . . . . . .     8,047         7,983
VIDEO RIGHTS, net of accumulated amortization
 of $429,881 and $436,173. . . . . . . . . . . . . .    32,228        32,082
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .     1,320           789
GOODWILL, net of accumulated amortization of
 $32,193 and $33,174 . . . . . . . . . . . . . . . .    33,796        32,815
                                                     $ 253,549     $ 258,505
























                                   (Continued)

                    LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)
                                   (Unaudited)
                             (Amounts in Thousands)



                                                      December 31,   March 31,
                                                          1993          1994

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 12% Subordinated Secured Notes due 1994 . . . . . .  $ 36,707      $ 36,810
 Current maturities of long-term obligations . . . .     8,043         7,701
 Current maturities of Increasing Rate Senior
  Subordinated Notes . . . . . . . . . . . . . . . .     3,791         3,713
 Video rights obligations. . . . . . . . . . . . . .    15,850        13,163
 Accounts payable, deferred revenue and accrued
  expenses . . . . . . . . . . . . . . . . . . . . .    18,343        17,282
 Accrual for returns and advertising net of
   accounts receivable of $5,022 in 1994 . . . . . .        --        18,570
 Liabilities related to assets held for sale . . . .    46,601        44,933
 Series B Cumulative Convertible Preferred Stock
  (5,000,000 shares) . . . . . . . . . . . . . . . .    40,000        40,000
 Dividends payable . . . . . . . . . . . . . . . . .     1,340           777
   TOTAL CURRENT LIABILITIES . . . . . . . . . . . .   170,675       182,949
LONG-TERM OBLIGATIONS, less current maturities . . .     3,333         1,666
INCREASING RATE SENIOR SUBORDINATED NOTES DUE
 1999, including capitalized interest of
 $20,662 and $18,740, less current maturities. . . .    56,871        55,027
DEFERRED REVENUE AND ACCRUED EXPENSES, less
 current portion . . . . . . . . . . . . . . . . . .     1,740         1,708
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .    10,188        10,188
STOCKHOLDERS' EQUITY:
 Series B Cumulative Convertible Preferred Stock--
  authorized 9,000,000 shares; $1.00 par value;
  $60,000,000 liquidation preference; 1,000,000
  shares outstanding . . . . . . . . . . . . . . . .     1,000         1,000
 Series C Convertible Preferred Stock-- 15,000 shares
  authorized and outstanding; $1.00 par value;
  $15,000,000 liquidation preference . . . . . . . .        15            15
 Common Stock--authorized 120,000,000 shares; $0.01
  par value; 12,090,016 (1993) and 12,093,610 (1994)
  shares outstanding . . . . . . . . . . . . . . . .       121           121
 Additional paid-in capital. . . . . . . . . . . . .   106,507       106,507
 Retained deficit. . . . . . . . . . . . . . . . . .   (96,901)     (100,676)
                                                        10,742         6,967
                                                     $ 253,549     $ 258,505









                 See notes to consolidated financial statements.
                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in Thousands, Except Per Share Data)




                                                          Three Months Ended
                                                               March 31,
                                                          1993          1994


Net Sales. . . . . . . . . . . . . . . . . . . . . . $  29,532     $  18,265
Cost of goods sold . . . . . . . . . . . . . . . . .    23,922        15,198
   GROSS PROFIT. . . . . . . . . . . . . . . . . . .     5,610         3,067
Operating Expenses:
 Selling, general and administrative expenses. . . .     4,046         3,716
 Amortization of goodwill. . . . . . . . . . . . . .       981           981
                                                         5,027         4,697
                                                           583        (1,630)
Disposal of VCL/Carolco Communications GmbH (VCL):
 Net Sales . . . . . . . . . . . . . . . . . . . . .     5,770            --
 Costs and Expenses. . . . . . . . . . . . . . . . .     5,516            --
                                                           254            --
   OPERATING PROFIT (LOSS) . . . . . . . . . . . . .       837        (1,630)
 Interest expense, net . . . . . . . . . . . . . . .      (497)       (1,208)
   INCOME (LOSS) FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES (BENEFIT). . . . . . . . . .       340        (2,838)
 Income tax expense (benefit). . . . . . . . . . . .        --            --
   INCOME (LOSS) FROM CONTINUING OPERATIONS. . . . .       340        (2,838)
Discontinued Operations:
 Loss from discontinued operations
  net of income taxes. . . . . . . . . . . . . . . .    (1,068)           --
   LOSS FROM DISCONTINUED OPERATIONS . . . . . . . .    (1,068)           --
   NET LOSS. . . . . . . . . . . . . . . . . . . . .      (728)       (2,838)
Preferred dividends. . . . . . . . . . . . . . . . .       767           937
   NET LOSS ATTRIBUTABLE TO COMMON STOCK . . . . . . $  (1,495)    $  (3,775)

Loss per common share:
 Continuing operations . . . . . . . . . . . . . . . $   (0.03)     $  (0.31)
 Discontinued operations . . . . . . . . . . . . . .     (0.09)           --
 Net loss. . . . . . . . . . . . . . . . . . . . . . $   (0.12)    $   (0.31)

Weighted average number of shares outstanding. . . .    12,087        12,094













            See notes to condensed consolidated financial statements.

                    LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Amounts in Thousands)
                                                           Three Months Ended
                                                                March 31,
                                                          1993          1994
OPERATING ACTIVITIES:
 Loss from continuing operations . . . . . . . . . .   $   340     $  (2,838)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used for) continuing
  operating activities:
   Depreciation and amortization of property
    and equipment. . . . . . . . . . . . . . . . . .       309           191
   Amortization of goodwill. . . . . . . . . . . . .     1,052           981
   Amortization of and adjustments to video rights .    13,539         6,292
   Income taxes payable and deferred income taxes. .      (190)           --
   Utilization of pre-acquisition net operating
    loss carryforwards . . . . . . . . . . . . . . .       142            --
 (Increase) decrease in operating assets, net of
  acquisitions:
   Accounts receivable . . . . . . . . . . . . . . .     5,400         2,432
   Officer and employee receivables. . . . . . . . .        48           125
   Inventories . . . . . . . . . . . . . . . . . . .     2,145           509
   Assets held for sale. . . . . . . . . . . . . . .     1,541         1,786
   Receivable from stockholder . . . . . . . . . . .     1,018            64
   Other assets. . . . . . . . . . . . . . . . . . .    (3,218)          201
 Increase (decrease) in operating liabilities,
  net of acquisitions:
   Accounts payable and accrued expenses . . . . . .    (9,785)       (2,030)
   Accrual for returns and advertising . . . . . . .        --        18,570
   Liabilities related to assets held for sale . . .      (420)       (1,668)
   Acquisition of and adjustment to video rights . .   (49,151)       (8,428)
   Video rights obligations incurred . . . . . . . .    49,046         8,428
   Payments on video rights obligations. . . . . . .   (48,306)      (11,115)
     Cash provided by (used for) continuing
      operating activities . . . . . . . . . . . . .   (36,490)       13,500
     Cash provided by (used for) discontinued
      operations . . . . . . . . . . . . . . . . . .      (277)           --
     Cash provided by (used for) operating
      activities . . . . . . . . . . . . . . . . . .   (36,767)       13,500
INVESTING ACTIVITIES:
 Acquisition of property and equipment . . . . . . .      (833)         (220)
     Cash used for investing activities. . . . . . .      (833)         (220)
FINANCING ACTIVITIES:
 Issuance of bank debt and long-term obligations . .   110,841           186
 Payments on bank debt and long-term obligations . .   (85,637)       (4,014)
 Payment of debt restructuring expenses. . . . . . .      (987)           --
 Dividends accrued but not paid. . . . . . . . . . .        --          (563)
 Issuance of Series C Preferred Stock. . . . . . . .    14,550            --
     Cash provided by (used for) financing
      activities . . . . . . . . . . . . . . . . . .    38,767        (4,391)
     Effect of exchange rate changes . . . . . . . .       106            --
     Increase (decrease) in cash and cash
      equivalents. . . . . . . . . . . . . . . . . .     1,273         8,889
     Cash and cash equivalents at beginning
      of period. . . . . . . . . . . . . . . . . . .    18,847        42,358
     Cash and cash equivalents at end of period. . . $  20,120     $  51,247

                 See notes to consolidated financial statements.
            LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                         March 31, 1994

Note 1 -  Going Concern

  On January 28, 1994, the bank credit facility (the "Bank Credit Facility") between LIVE Entertainment Inc. ("LIVE" or the "Company") and LIVE Home Video Inc. ("LHV") and a group of banks headed by Chemical Bank and Credit Lyonnais Bank Nederland N.V. (the "Bank Group") was amended. The maximum credit available under the Bank Credit Facility was reduced to $20,000,000 effective on the date of the amendment. The commitments under the Bank Credit Facility will be further reduced on a monthly basis to $10,000,000 by June 29, 1994. Furthermore, the maximum credit amount available under the Bank Credit Facility will continue to be reduced by an amount equal to cash dividends paid on the Company's 6,000,000 shares of Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") and 15,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"). As of May 1, 1994 the maximum credit available under the Bank Credit Facility was $14,249,000.


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

  As a result of the Company's operating results in 1993, as well as its decision to dispose of both (a) its "Specialty Retail Division," consisting of its wholly owned subsidiary, Strawberries Inc. ("Strawberries") and Strawberries' wholly owned subsidiary, Waxie Maxie Quality Music Co. ("Waxie Maxie"), and (b) its German video distribution subsidiary, VCL/Carolco Communications GmbH ("VCL"), the Company was not in compliance with a number of ratios under the Bank Credit Facility and the Indenture (the "12% Note Indenture") governing the 12% Notes as of December 31, 1993 and March 31, 1994. The Company is in discussions with the Bank Group to obtain waivers of the non-compliance and management believes that those waivers will be obtained. However, there is no assurance those waivers will be obtained. If the Bank Group waives the non-compliance, such waiver automatically acts as a waiver of the corresponding non-compliance under the 12% Note Indenture. If the Company does not secure the waivers, LHV will be unable to borrow under the Bank Credit Facility. LHV's current projections show that it may not need to borrow under the Bank Credit Facility prior to the July 1994 expiration of the Bank Credit Facility. If the Company does not secure the waivers and if, and only if, the Bank Group exercises its right to terminate the Bank Credit Facility, the holders of the 12% Notes could accelerate payment of the amounts due to them. If such acceleration occurred, an event of default would exist under the Company's $40,000,000 of Increasing Rate Senior Subordinated Notes due 1999 (the "Public Notes") allowing the holders of the Public Notes to accelerate payment thereof. In the event of any such accelerations, the Company might not be in a position to pay the amounts due.

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

  The Company's receipt of the New Bank Credit Facility is a condition to the business combination of the Company and Carolco
Pictures Inc. ("Carolco").

Note 2 -  Agreement in Principle on Business Combination with
          Carolco

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

  The Combination is subject to a number of conditions, including
(a) redemption of the Series B Preferred Stock, (b) amendments to the 12% Note Indenture governing the 12% Notes, the Indenture governing the $40,000,000 in principal amount of LIVE's Increasing Rate Senior Subordinated Notes due 1999, and the terms of the Series C Preferred Stock, (c) delivery of fairness opinions by the independent financial advisors to each company, and (d) the availability of financing commitments at each company prior to the closing of the Combination. The Combination is also subject to the execution of a definitive business combination agreement by no later than May 23, 1994 (unless that date is extended by agreement between LIVE and Carolco) and the subsequent approval of the Combination by a majority of the non-affiliated common stockholders of each of Carolco and LIVE.

Note 3 -  Management Changes

  On April 15, 1994, Satoshi Matsumoto resigned from the Board of Directors of the Company and Gregory R. Pierson was appointed as a Director of the Company. Mr. Matsumoto's departure from the Board of Directors was not the result of any dispute with the Company.

  Rodney W. Trovinger, the Company's Acting Chief Financial Officer, unexpectedly passed away on April 17, 1994. In April 1994, Michael J. White, LIVE's Executive Vice President, Chief Administrative Officer and General Counsel, was appointed Acting Chief Financial Officer of the Company.

Note 4 -  Summary of Significant Accounting Policies

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

Note 5 - Litigation

  On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of the Company against the Company, Carolco and certain of the Company's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and
(b) by materially understating the true extent of the write off of goodwill in connection with the sale of substantially all of the assets of the Company's wholly owned subsidiary, Lieberman Enterprises Incorporated ("Lieberman"), to Handleman Company ("Handleman") in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of the Company against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of the Company and Carolco, including Pioneer LDCA, Inc. ("Pioneer"), as well as a lender to LHV and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under Section 20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing Pioneer from this lawsuit.

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

  On March 24, 1994, the same day as the Company and Carolco announced that they had reached agreement in principle on the Combination, a purported class action lawsuit was filed in the Delaware Chancery Court by an alleged stockholder of the Company against the Company, Carolco, Pioneer, Cinepole Productions B.V. and certain past and present directors of the Company and Carolco. The complaint alleges, among other things, that the defendants breached their fiduciary duties in agreeing in principle to the Combination. The complaint seeks an injunction prohibiting the Company and Carolco from proceeding with the Combination, as well as unspecified monetary damages. In April 1994 two former directors of the Company were dismissed from this action without prejudice.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Three Months Ended March 31, 1994 Compared to Three Months
  Ended March 31, 1993

Continuing Operations

  Net sales of LHV decreased to $18,265,000 during 1994 compared to $29,532,000 during 1993. The decrease of $11,267,000, or 38.2%, is primarily attributable to a weaker release schedule in the first quarter of 1994 compared to the first quarter of 1993. LHV released only four rental titles during the three months ended March 31, 1994 compared to eight rental titles during the comparable period in 1993. This is primarily due to the change in management in LHV that occurred in January and February 1994. The new management determined that they would be better able to maximize sales and profits of LHV's titles after they had become familiar with LHV and its operations. The release of four LHV rental titles originally scheduled for initial release in the first quarter of 1994 will occur until later in 1994.

  Gross profits of LHV decreased $2,453,000, or 45.3%, to $3,067,000 during 1994 compared to $5,610,000 during 1993. The decrease in gross profit dollars was primarily related to the decrease in sales. As a percentage of sales, gross profit decreased from 19.0% during 1993 to 16.8% during 1994, primarily due to the decrease in rental sales, which usually generate higher margins.

  Selling, general and administrative expenses of LHV decreased $330,000, or 8.2%, to $3,716,000 during 1994 compared to $4,046,000 during 1993. As a percentage of sales, the amount increased from 13.7% during 1993 to 20.4% during 1994. The dollar decrease is primarily a result of the Company's efforts to reduce overhead.
The percentage increase is primarily due to the decrease in sales.

  Net interest expenses of LHV increased $711,000, or 143%, to $1,208,000 during 1994 compared to $497,000 during 1993. Interest expense increased as a result of the issuance of $37,000,000 of 12% Notes during March and April of 1993. The entire balance was outstanding during the entire first quarter of 1994.

  Preferred dividends of $937,000 in 1994 and $767,000 in 1993 represents the 5% cash dividend accrued on both the Series B
Preferred Stock and the Series C Preferred Stock.

Discontinued Operations

  As a result of the Board of Directors' decision to dispose of the Company's interests in the Specialty Retail Division and VCL, the Division's results of operations for the three months ended March 31, 1993 have been restated and accounted for as a discontinued operation. VCL's operating results for the same period have been restated and accounted for as a disposal of a portion of a line of business. Accordingly, the provision for losses during the phase-out period totaling $2,024,000 for the Specialty Retail Division and $3,885,000 for VCL have been accrued and accounted for at December 31, 1993 and are not included in the results of operations for the three months ended March 31, 1994. Losses of $856,000 and $930,000 have been charged against the respective provisions during the three months ended March 31, 1994.

Liquidity and Capital Resources

  The Series B Preferred Stock is mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division. As a result of the Company's decision to dispose of its interest in the Specialty Retail Division, a total of $40,000,000 of the Series B Preferred Stock has been re-classified from equity to current liabilities at December 31, 1993 and March 31, 1994 reflecting the Company's expectation to sell the Division for no less than $40,000,000.

  At March 31, 1994, the Company had total current assets of $183,121,000 and total current liabilities of $182,949,000, resulting in working capital of $172,000, a decrease of $5,625,000 over the working capital at December 31, 1993.

  Historically, the Company has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of the 12% Notes. For the three months ending March 31, 1994, the Company generated positive cash flow from continuing operations of $13,500,000.

  On May 11, 1992, LHV entered into a three-year distribution agreement with WEA that became effective on June 1, 1992. Under the terms of the agreement, WEA advanced $20,000,000 to LHV, recoupable from distribution revenues during the three-year term of the agreement at the rate of $555,555 per month plus interest at LIBOR (3.68% at March 31, 1994) plus 0.2%, not to exceed the prime rate. The advance is secured by a first priority security interest in certain of LHV's FHE catalog titles. The amount of the advance outstanding as of March 31, 1994 was $8,333,000.

  In 1993, the Company received a total of $37,000,000 upon issuance of the 12% Notes and as of May 1, 1994 was able to borrow up to $14,249,000 under the Bank Credit Facility for new video rights acquisitions. The total borrowings and borrowing availability under the Bank Credit Facility and the 12% Notes ($51,249,000 as of May 1, 1994) will provide sufficient funds to permit LHV to acquire additional films for distribution.

  Investing activities generated a negative cash flow during the first quarter of 1994 of $220,000, primarily as a result of the acquisition of property and equipment at LHV.

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

  As a result of the Company's operating results in 1993, as well as its decision to dispose of the Specialty Retail Division and VCL, the Company was not in compliance with a number of ratios under the Bank Credit Facility and the 12% Note Indenture as of December 31, 1993 and March 31, 1994. The Company is in discussions with the Bank Group to obtain waivers of the non-compliance and management believes that those waivers will be obtained. However, there is no assurance those waivers will be obtained. If the Bank Group waives the non-compliance, such waiver automatically acts as a waiver of the corresponding non-compliance under the 12% Note Indenture. If the Company does not secure the waivers, LHV will be unable to borrow under the Bank Credit Facility. LHV's current projections show that it may not need to borrow under the Bank Credit Facility prior to the July 1994 expiration of the Bank Credit Facility. If the Company does not secure the waivers and if, and only if, the Bank Group exercises its right to terminate the Bank Credit Facility, the holders of the 12% Notes could accelerate payment of the amounts due to them. If such acceleration occurred, an event of default would exist under the Public Notes, allowing the holders of the Public Notes to accelerate payment thereof. In the event of any such accelerations, the Company might not be in a position to pay the amounts due.

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

  The 12% Notes were issued on March 26, 1993. Repayment of the 12% Notes has been guaranteed by the same subsidiaries of LIVE that are borrowers under the Bank Credit Facility. The 12% Notes bear interest at the rate of 12% per annum, with interest payable monthly, and are currently due and payable on September 15, 1994. The 12% Note Indenture includes warranties, financial ratios, covenants and restrictions which generally mirror the terms of the Bank Credit Facility. Repayment of the 12% Notes is subordinated to repayment of the Bank Credit Facility, and until payment in full and termination of the Bank Credit Facility, the rights of holders of the 12% Notes to accelerate payment thereunder are limited to payment defaults and/or acceleration of the Bank Credit Facility. Repayment of the 12% Notes is secured by a lien on all of the assets of LIVE and LHV, subordinate to the lien under the Bank Credit Facility and other pre-existing liens.

  On June 11, 1992, the Specialty Retail Division entered into a two-year $10,000,000 line of credit with Foothill Capital Corporation (the "Strawberries Credit Facility") to provide working capital as well as funds for expansion for the Specialty Retail Division. Borrowings under the Strawberries Credit Facility are secured by substantially all of the assets of the Specialty Retail Division. Outstanding borrowings under the Strawberries Credit Facility bear interest at the rate of 3.5% per annum above the higher of the Bank of America reference rate or the greater of the Citibank or Mellon Bank prime rate. In no event will interest under the loan be less than 9% per annum or $25,000 per month. As of the end of the Specialty Retail Division's first fiscal quarter of 1994, $6,010,000 was outstanding under the Strawberries Credit Facility. In May 1994, the Specialty Retail Division and Foothill Capital Corporation agreed to extend the term of the Strawberries Credit Facility until September 30, 1994 and to increase the maximum credit available thereunder from $10,000,000 to $15,000,000. The Specialty Retail Division is currently in the process of attempting to secure a new line of credit. Management of the Specialty Retail Division believes that if a new line of credit cannot be obtained, the Strawberries Credit Facility can be further extended through the end of 1994. Management expects that the Strawberries Credit Facility or a new line of credit, together with funds generated from the operations of the Specialty Retail Division, will be sufficient to provide the Division with all needed capital resources through 1994.

  The Specialty Retail Division owns the building housing its corporate headquarters and distribution center in Milford, Massachusetts. In 1988, the Division entered into a $4,000,000 mortgage loan on this building, bearing interest at the prime rate plus 0.5%, with interest payable monthly, annual principal reduction payments of $40,000 and a balloon payment of all unpaid principal and interest on August 20, 1993. In July 1993, the Division agreed with the holder of the mortgage loan to change the interest rate to a fixed rate of 9% per annum, to continue annual principal reduction payments of $40,000 and to extend the balloon payment date to August 20, 1995. The amount outstanding under the mortgage loan as of April 30, 1994 was $3,800,000.

  The Company experienced negative cash flows from financing activities of $4,391,000 during the first quarter of 1994 primarily due to payments of bank debt and long term obligations.

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of the Company against the Company, Carolco and certain of the Company's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and
(b) by materially understating the true extent of the write off of goodwill in connection with the sale of substantially all of the assets of the Company's wholly owned subsidiary, Lieberman Enterprises Incorporated ("Lieberman"), to Handleman Company ("Handleman") in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of the Company against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of the Company and Carolco, including Pioneer LDCA, Inc. ("Pioneer"), as well as a lender to LHV and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under Section 20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing Pioneer from this lawsuit.

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

  On March 24, 1994, the same day as the Company and Carolco announced that they had reached agreement in principle on the Combination, a purported class action lawsuit was filed in the Delaware Chancery Court by an alleged stockholder of the Company against the Company, Carolco, Pioneer, Cinepole Productions B.V. and certain past and present directors of the Company and Carolco. The complaint alleges, among other things, that the defendants breached their fiduciary duties in agreeing in principle to the Combination. The complaint seeks an injunction prohibiting the Company and Carolco from proceeding with the Combination, as well as unspecified monetary damages. In April 1994 two former directors of the Company were dismissed from this action without prejudice.

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

ITEM 3(b).  DEFAULTS UPON SENIOR SECURITIES - DIVIDEND ARREARAGE
            ON PREFERRED STOCK

  Dividends under the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the $188,000 dividend scheduled to be paid on June 30, 1993 and the $375,000 dividend scheduled to be paid on December 31, 1993 both were accrued by the Company, those dividends were not paid due to restrictions imposed on the Company by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of the Company (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series C Preferred Stock and the Series B Preferred Stock. The Company has had a consolidated net loss since March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, the Company was prohibited from paying the June 30, 1993 and December 31, 1993 cash dividends on the Series C Preferred Stock.

  The unpaid dividends themselves bear a dividend of 5%, and are due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. The Company intends to pay the unpaid dividends, plus the additional dividends thereon, as soon as it has generated sufficient net income to permit such payment to occur or as soon as the Series B Preferred Stock has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the Delaware General Corporation Law.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits:              11 - Computation of Income (Loss) Per
                         Common Share (Unaudited).

  Reports on Form 8-K:   None.

                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LIVE ENTERTAINMENT INC.



Dated: May ____, 1994            By: /s/   MICHAEL J. WHITE
                                           Michael J. White
                                    Acting Chief Financial Officer

                                   EXHIBIT 11

                    LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                  COMPUTATION OF INCOME (LOSS) PER COMMON SHARE
                                   (Unaudited)
                  (Amounts in Thousands, Except Per Share Data)



                                                          Three months ended
                                                                March 31,
                                                           1993        1994

PRIMARY AND FULLY DILUTED
 Weighted average shares outstanding . . . . . . . . .   12,087      12,094

 Net income (loss) from continuing operations. . . . .$     340   $  (2,838)
 Net loss from discontinued operations . . . . . . . .   (1,068)         --
 Less preferred dividends. . . . . . . . . . . . . . .      767         937

 Net loss attributable to common stock . . . . . . . .$  (1,495)  $  (3,775)

 Net income (loss) per common share
  Continuing operations. . . . . . . . . . . . . . . . $  (0.03)   $  (0.31)
  Discontinued operations. . . . . . . . . . . . . . .    (0.09)         --
 Net loss. . . . . . . . . . . . . . . . . . . . . . . $  (0.12)   $  (0.31)