Form 10-Q/A
period 1994-03-31
LIVE ENTERTAINMENT INC
filed 1994-05-19
CIK 840260

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              Form 10-Q/A

      AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

                            AMENDMENT NO.1

     The undersigned registrant hereby amends the following items, and financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q dated as of May 13, 1994 as filed with the Securities and Exchange Commission on May 13, 1994 as set forth on the pages hereto:

Date on signature page.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 1994                      LIVE Entertainment Inc.


                                        By:  /s/ Robert L. Denton
                                             Robert L. Denton
                                             Vice President and
                                             Chief Accounting Officer

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

                                   LIVE ENTERTAINMENT INC.



Dated: May 13, 1994                By: /s/ MICHAEL J. WHITE
       ------------                    Michael J. White
                                       Acting Chief Financial Officer