Form 10-Q
period 1994-06-30
LIVE ENTERTAINMENT INC
filed 1994-08-15
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter ended June 30, 1994

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

     As of August 1, 1994, there were 12,093,610 shares of the Registrant's Common Stock, 6,000,000 shares of the Registrant's Series B Cumulative Convertible Preferred Stock and 15,000 shares of the
Registrant's Series C Convertible Preferred Stock outstanding.

                    LIVE ENTERTAINMENT INC. AND SUBSIDIARIES



                                     INDEX




PART I - FINANCIAL INFORMATION                                   Page


 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets at
          December 31, 1993 and June 30, 1994. . . . . . . . . .  1-2

         Condensed Consolidated Statements of
          Operations for the three and six months ended
          June 30, 1993 and 1994 . . . . . . . . . . . . . . . .    3

         Condensed Consolidated Statements of
          Cash Flows for the six months ended
          June 30, 1993 and 1994 . . . . . . . . . . . . . . . .    4

         Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . . 5-13


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . 14-21




PART II - OTHER INFORMATION


 ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . 22-23


 ITEM 3(b).DEFAULTS UPON SENIOR SECURITIES - DIVIDEND
          ARREARAGE ON PREFERRED STOCK . . . . . . . . . . . . .    24

 ITEM 5. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . 24-25


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . .    27

                          PART I - FINANCIAL INFORMATION

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                              (Amounts in Thousands)



                                                     December 31,  June 30,
                                                         1993        1994

                                      ASSETS

CURRENT ASSETS:
 Cash and cash equivalents, including restricted
  cash of $17,173 and $6,968 . . . . . . . . . . . . $  42,358     $  41,398
 Accounts receivable, less allowances of $25,440
  in 1993. . . . . . . . . . . . . . . . . . . . . .     2,432            --
 Officer and employee receivables. . . . . . . . . .       407           280
 Inventories . . . . . . . . . . . . . . . . . . . .    10,124         9,979
 Video rights. . . . . . . . . . . . . . . . . . . .    29,839        24,302
 Deferred income taxes . . . . . . . . . . . . . . .     4,176         3,876
 Other . . . . . . . . . . . . . . . . . . . . . . .     1,136         1,313
 Assets held for sale. . . . . . . . . . . . . . . .    86,000        76,445
   TOTAL CURRENT ASSETS                                176,472       157,593
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . .     1,686         1,628
RECEIVABLE FROM AFFILIATE. . . . . . . . . . . . . .     8,047         6,562
VIDEO RIGHTS, net of accumulated amortization
 of $429,881 and $448,562. . . . . . . . . . . . . .    32,228        36,291
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .     1,320           299
GOODWILL, net of accumulated amortization of
 $32,193 and $34,155 . . . . . . . . . . . . . . . .    33,796        31,834
                                                     $ 253,549     $ 234,207


























                                    (Continued)

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Continued)
                                    (Unaudited)
                              (Amounts in Thousands)



                                                     December 31,  June 30,
                                                         1993        1994

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 12% Subordinated Secured Notes due 1994 . . . . . .  $ 36,707      $ 36,914
 Current maturities of long-term obligations . . . .     8,043         7,690
 Current maturities of Increasing Rate Senior
  Subordinated Notes . . . . . . . . . . . . . . . .     3,791         3,791
 Video rights obligations. . . . . . . . . . . . . .    15,850         9,541
 Accounts payable, deferred revenue and accrued
  expenses . . . . . . . . . . . . . . . . . . . . .    18,343        19,220
 Accrual for returns and advertising net of
   accounts receivable of $12,706 in 1994. . . . . .        --         7,492
 Liabilities related to assets held for sale . . . .    46,601        37,073
 Series B Cumulative Convertible Preferred Stock
  (5,000,000 shares 1993 and 4,375,000 shares 1994).    40,000        35,000
 Dividends payable . . . . . . . . . . . . . . . . .     1,340           967
   TOTAL CURRENT LIABILITIES . . . . . . . . . . . .   170,675       157,688
LONG-TERM OBLIGATIONS, less current maturities . . .     3,333            --
INCREASING RATE SENIOR SUBORDINATED NOTES DUE
 1999, including capitalized interest of
 $20,662 and $18,819, less current maturities. . . .    56,871        55,027
DEFERRED REVENUE AND ACCRUED EXPENSES, less
 current portion . . . . . . . . . . . . . . . . . .     1,740         1,646
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .    10,188        10,188
STOCKHOLDERS' EQUITY:
 Series B Cumulative Convertible Preferred Stock--
  authorized 9,000,000 shares; $1.00 par value;
  $60,000,000 liquidation preference ($15,400,000
  redemption value 1994); 1,000,000 (1993) and
  1,625,000 (1994) shares outstanding. . . . . . . .     1,000         1,625
 Series C Convertible Preferred Stock-- 15,000 shares
  authorized and outstanding; $1.00 par value;
  liquidation preference of $15,589,000 (1993) and
  $15,978,000 (1994) . . . . . . . . . . . . . . . .        15            15
 Common Stock--authorized 120,000,000 shares; $0.01
  par value; 12,090,016 (1993) and 12,093,610 (1994)
  shares outstanding . . . . . . . . . . . . . . . .       121           121
 Additional paid-in capital. . . . . . . . . . . . .   106,507       110,882
 Retained deficit. . . . . . . . . . . . . . . . . .   (96,901)     (102,985)
                                                        10,742         9,658
                                                     $ 253,549     $ 234,207








                  See notes to consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                   (Amounts in Thousands, Except Per Share Data)

                                                  Three Months     Six Months
                                                 Ended June 30,  Ended June 30,
                                                  1993   1994     1993    1994

Net Sales. . . . . . . . . . . . . . . . . . . .$35,167 $29,151 $64,699 $47,416
Cost of goods sold . . . . . . . . . . . . . . . 27,745  23,569  51,667  38,766
   GROSS PROFIT. . . . . . . . . . . . . . . . .  7,422   5,582  13,032   8,650
Operating Expenses:
 Selling, general and administrative expenses. .  3,885   4,450   7,814   8,166
 Amortization of goodwill. . . . . . . . . . . .    981     981   1,962   1,962
                                                  4,866   5,431   9,776  10,128
                                                  2,556     151   3,256  (1,478)
Disposal of VCL/Carolco Communications GmbH:
 Net Sales . . . . . . . . . . . . . . . . . . .  9,083      --  14,853     --
 Costs and Expenses. . . . . . . . . . . . . . . 11,146      --  16,779     --
                                                 (2,063)     --  (1,926)    --
   OPERATING PROFIT (LOSS) . . . . . . . . . . .    493     151   1,330  (1,478)
 Interest expense, net . . . . . . . . . . . . . (1,589) (1,220) (2,086) (2,429)
   LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES . . . . . . . . . . . . (1,096) (1,069)   (756) (3,907)
 Income tax expense. . . . . . . . . . . . . . .     --     300      --     300
   LOSS FROM CONTINUING OPERATIONS . . . . . . . (1,096) (1,369)   (756) (4,207)
Discontinued Operations:
 Loss from discontinued operations
   net of income taxes . . . . . . . . . . . . .   (445)     --  (1,513)     --
     LOSS FROM DISCONTINUED OPERATIONS . . . . .   (445)     --  (1,513)     --
     NET LOSS. . . . . . . . . . . . . . . . . .$(1,541)$(1,369)$(2,269)$(4,207)


Loss per common share:
 Continuing operations . . . . . . . . . . . . .$  (.17)$  (.34)$  (.20)$  (.70)
 Discontinued operations . . . . . . . . . . . .   (.04)     --    (.13)     --
 Net loss. . . . . . . . . . . . . . . . . . . .$  (.21)$  (.34)$  (.33)$  (.70)

Weighted average number of shares outstanding. . 12,087  12,094  12,087  12,094



             See notes to condensed consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Amounts in Thousands)
                                                          Six Months Ended
                                                              June 30,
                                                        1993          1994
OPERATING ACTIVITIES:
 Loss from continuing operations . . . . . . . . . .  $   (756)     $ (4,207)
 Adjustments to reconcile net loss to
  net cash provided by (used for) continuing
  operating activities:
   Depreciation and amortization of property
    and equipment. . . . . . . . . . . . . . . . . .       652           268
   Amortization of goodwill. . . . . . . . . . . . .     2,456         1,962
   Amortization of and adjustments to video rights .    34,332        18,681
   Income taxes payable and deferred income taxes. .      (689)          300
   Utilization of pre-acquisition net operating
    loss carryforwards . . . . . . . . . . . . . . .       (18)           --
 (Increase) decrease in operating assets, net of
  acquisitions:
   Accounts receivable . . . . . . . . . . . . . . .     2,131         2,432
   Officer and employee receivables. . . . . . . . .       174           127
   Inventories . . . . . . . . . . . . . . . . . . .     1,316           145
   Assets held for sale. . . . . . . . . . . . . . .     2,891         9,555
   Receivable from stockholder . . . . . . . . . . .     1,752         1,485
   Other assets. . . . . . . . . . . . . . . . . . .    (2,808)          844
 Increase (decrease) in operating liabilities,
  net of acquisitions:
   Accounts payable and accrued expenses . . . . . .   (10,295)       (1,094)
   Accrual for returns and advertising . . . . . . .        --         7,492
   Liabilities related to assets held for sale . . .       552        (9,528)
   Acquisition of and adjustment to video rights . .   (47,204)      (17,207)
   Video rights obligations incurred . . . . . . . .    47,204        17,207
   Payments on video rights obligations. . . . . . .   (50,339)      (23,516)
     Cash provided by (used for) continuing
      operating activities . . . . . . . . . . . . .   (18,649)        4,946
     Cash provided by (used for) discontinued
      operations . . . . . . . . . . . . . . . . . .    (1,798)           --
     Cash provided by (used for) operating
      activities . . . . . . . . . . . . . . . . . .   (20,447)        4,946
INVESTING ACTIVITIES:
 Acquisition of property and equipment . . . . . . .    (1,913)         (210)
     Cash used for investing activities. . . . . . .    (1,913)         (210)
FINANCING ACTIVITIES:
 Issuance of bank debt and long-term obligations . .   140,383           207
 Payments on bank debt and long-term obligations . .  (121,621)       (5,530)
 Payment of debt restructuring expenses. . . . . . .      (987)           --
 Dividends accrued but not paid. . . . . . . . . . .        --          (373)
 Issuance of Series C Preferred Stock. . . . . . . .    14,550            --
     Cash provided by (used for) financing
      activities . . . . . . . . . . . . . . . . . .    32,325        (5,696)
     Effect of exchange rate changes . . . . . . . .      (443)           --
     Increase (decrease) in cash and cash
      equivalents. . . . . . . . . . . . . . . . . .     9,522          (960)
     Cash and cash equivalents at beginning
      of period. . . . . . . . . . . . . . . . . . .    18,847        42,358
     Cash and cash equivalents at end of period. . . $  28,369     $  41,398

                  See notes to consolidated financial statements.

                 LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 1994

Note 1 - Going Concern

 On January 28, 1994, the bank credit facility (the "Existing
LIVE Credit Facility") between LIVE Entertainment Inc. ("LIVE") and LIVE Home Video Inc. ("LHV") and a group of banks headed by Chemical Bank and Credit Lyonnais Bank Nederland N.V. (the "Existing LIVE Bank Group") was amended. The maximum credit available under the Existing LIVE Credit Facility was reduced to $20,000,000 effective on the date of the amendment. The commitments under the Existing LIVE Credit Facility were further reduced on a monthly basis. In July, 1994, the Existing LIVE Bank Group agreed to amend the Existing LIVE Credit Facility to (i) eliminate all lenders thereunder other than Chemical Bank, (ii) reduce the maximum amount of credit available thereunder to $1,000, and (iii) extend the maturity date thereof to August 31, 1994. The amendment was intended to preserve the priority of existing security interests pending completion of negotiations for the New LIVE Credit Facility described in the following paragraph and did not include any waiver of past defaults. As of the date hereof, there are no amounts owed under the Existing LIVE Credit Facility which matures on August 31, 1994.

 LIVE is in negotiations with Chemical Bank, as well as others, to obtain a replacement source of financing for the Existing LIVE Credit Facility, having a credit limit of at least $30,000,000 with a term of eighteen months (the "New LIVE Credit Facility"). A condition to obtaining the New LIVE Credit Facility is the agreement of the holders of at least $31,000,000 in principal amount of LIVE's $37,000,000 in 12% Subordinated Secured Notes Due September 1994 (the "LIVE 12% Notes") to extend the present September 15, 1994 maturity date for payment of the LIVE 12% Notes held by them to a date which would be not earlier than three months after the maturity date of the New LIVE Credit Facility (the "LIVE 12% Note Extension"). Although management of LIVE is negotiating to obtain both the New LIVE Credit Facility and the LIVE 12% Note Extension prior to the present maturity date of the LIVE 12% Notes, there can be no assurance that LIVE will be successful in these efforts. If LIVE is unable to obtain replacement financing of at least $31,000,000 or an extension of the maturity of the LIVE 12% Notes, it may not be in a position to pay the amounts due under the LIVE 12% Notes upon the maturity thereof and might not be able to continue as a going concern.

 As a result of LIVE's operating results in 1993, as well as its decision to dispose of both (a) its "Specialty Retail Division," consisting of its wholly owned subsidiary, Strawberries Inc. ("Strawberries") and Strawberries' wholly owned subsidiary, Waxie Maxie Quality Music Co., and (b) its German video distribution subsidiary, VCL/Carolco Communications GmbH ("VCL"), LIVE was not in compliance with a number of ratios under the Existing LIVE Credit Facility and the Indenture governing the LIVE 12% Notes (the "LIVE 12% Note Indenture") as of December 31, 1993, March 31, 1994 and June 30, 1994. Neither Chemical Bank nor the holders of the LIVE 12% Notes have waived these defaults. Chemical Bank has informed LIVE that it does not intend to grant such waivers. Therefore, under the terms of the Existing LIVE Credit Facility, LIVE is not able to borrow any amounts thereunder. Furthermore, as a result of the existence of the unwaived defaults, under the terms of the Existing LIVE Credit Facility Chemical Bank could terminate the Existing LIVE Credit Facility at any time. Under the terms of the LIVE 12% Note Indenture, as long as the default does not relate to non-payment thereunder or bankruptcy of LIVE, the holders of the LIVE 12% Notes are not entitled to declare any default under the LIVE 12% Notes or the LIVE 12% Note Indenture, or accelerate payment of the LIVE 12% Notes, unless the Existing LIVE Credit Facility is accelerated or is terminated. If Chemical Bank exercises its right to terminate the Existing LIVE Credit Facility, the holders of the LIVE 12% Notes would be entitled to accelerate payment of the amounts due to them. If such acceleration occurred, an event of default would exist under LIVE's $40,000,000 of Increasing Rate Senior Subordinated Notes due 1999 (the "LIVE Increasing Rate Notes") entitling the holders of the LIVE Increasing Rate Notes to accelerate payment thereof as well. If such accelerations occurred, LIVE most likely would not be in a position to pay the amounts due. Management of LIVE believes, although no assurances can be given, that Chemical Bank will continue to extend the Existing LIVE Credit Facility and forbear from terminating the Existing LIVE Credit Facility pending consummation of the New LIVE Credit Facility.

 Without either replacement facilities or an agreement for extension, the Existing LIVE Credit Facility will be due on August 31, 1994 and the LIVE 12% Notes will be due on September 15, 1994.

 LIVE believes that at the end of 1994 it may be in violation of the minimum consolidated net worth covenant contained in the LIVE Increasing Rate Note Indenture. Such default would permit the trustee thereunder or holders of 25% in aggregate principal amount of LIVE Increasing Rate Notes to give notice and accelerate the indebtedness represented by the LIVE Increasing Rate Notes. If such indebtedness were accelerated, it is unlikely that LIVE would be in a position to pay the amount due. Repayment of the amounts due under the LIVE Increasing Rate Note Indenture is subordinate to repayment in full of all amounts due under the Existing LIVE Credit Facility, if any, as well as repayment in full of all amounts due under the LIVE 12% Note Indenture.

 These conditions raise substantial doubt about LIVE's ability to continue as a going concern.

 LIVE's management is taking the following actions to address the liquidity and capital resources issues facing it:

 (a) LIVE is in negotiations with Chemical Bank and other potential financing sources to obtain the New LIVE Credit
      Facility prior to the expiration of the Existing LIVE
      Credit Facility.

 (b)  LIVE has held preliminary discussions with holders of LIVE
      12% Notes regarding obtaining the LIVE 12% Note Extension.

 There is no assurance, however, that LIVE will be successful in any of these activities.

 LIVE's receipt of the New LIVE Credit Facility, the LIVE 12%
Note Extension and certain other amendments to the LIVE 12% Notes, and various amendments to the LIVE Increasing Rate Note Indenture to, among other matters, eliminate the minimum consolidated net worth covenant contained therein, are conditions to the business combination of LIVE and Carolco Pictures Inc. ("Carolco").

Note 2 - Agreement on Business Combination with Carolco

 In March 1994, LIVE and Carolco reached agreement in principle on a business combination (the "Merger"), and executed a Merger Agreement with respect thereto on August 11, 1994. The Merger has been structured as a tax free exchange whereby each Carolco stockholder will receive one share of newly issued LIVE Common Stock for each 5.5 shares of Carolco Common Stock held by them.
The exchange ratio will be subject to adjustment based on the market price of Carolco Common Stock prior to the consummation of the Merger, subject to two limitations. The first limitation is that the number of Carolco shares to be exchanged for each share of LIVE will be adjusted upward, if necessary, so that the market value of Carolco shares to be exchanged is at least $3.00, but in no event will more than 6.5 shares of Carolco be exchanged for each share of LIVE. The second limitation is similar to the first in that the number of Carolco shares to be exchanged for each share of LIVE will be adjusted downward, if necessary, so that the market value of Carolco shares to be exchanged is no more than $4.00, but in no event will fewer than 4.5 shares of Carolco be exchanged for each share of LIVE. The market value of Carolco shares will be deemed to be the average trading price of Carolco Common Stock for the twenty (20) trading days ending no earlier than three days prior to the closing of the Merger. If the Merger had closed on August 1, 1994, the exchange ratio would have been one share of newly issued LIVE Common Stock for each 6.5 shares of Carolco Common Stock.

 As a result of the Merger, the current LIVE stockholders will own between 21% and 28% of the combined company, the name of which will be changed to Carolco Entertainment Inc.

 The Merger is subject to a number of conditions, including (a) redemption of LIVE's Series B Cumulative Convertible Preferred Stock (the "LIVE Series B Preferred"), (b) amendments to the LIVE 12% Note Indenture, the Indenture governing the LIVE Increasing Rate Notes (the "LIVE Increasing Rate Note Indenture"), and the terms of LIVE's Series C Convertible Preferred Stock (the "LIVE Series C Preferred"), (c) delivery of fairness opinions by the independent financial advisors to each company, and (d) the availability of financing commitments at each company prior to the closing of the Merger. The Merger is also subject to approval by the majority of the non-affiliated common stockholders of each of Carolco and LIVE.

Note 3 - Agreement for Sale of Specialty Retail Division;
         Redemption of LIVE Series B Preferred

 In July 1994, LIVE entered into agreements (collectively, the "Strawberries Purchase Agreement") with Strawberries Acquisition Corp. ("SAC"), providing for the sale of the Specialty Retail Division to SAC for the total purchase price of $35,000,000. SAC is an affiliate of Daniels & Associates, Jefferson Capital Group, Ltd. (an affiliate of LIVE director R. Timothy O'Donnell) and Ivan Lipton (President of the Specialty Retail Division). Although there is no certainty that such sale will close, if the sale does not close by September 7, 1994 through no fault of LIVE, SAC will forfeit $250,000 in earnest money deposited on the signing of the Strawberries Purchase Agreement.

 The LIVE Series B Preferred is mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division. As a result of LIVE's decision to dispose of its interest in the Specialty Retail Division, a total of $40,000,000 of LIVE Series B Preferred had been re-classified from equity to current liabilities as of December 31, 1993 reflecting LIVE's then expectation to sell the Specialty Retail Division for $40,000,000. As a result of the Strawberries Purchase Agreement, such re-classification was decreased to $35,000,000 as of June 30, 1994. As of July 31, 1994, the aggregate redemption price for the LIVE Series B Preferred was $51,000,000 and that redemption price increases by an additional $600,000 per month through October 1995, when the redemption price reaches $60,000,000 and remains at that price thereafter. One of the conditions of the Merger is the redemption of all of the LIVE Series B Preferred prior to the closing of the Merger.

 Upon the sale of the Specialty Retail Division to SAC in accordance with the Strawberries Purchase Agreement, LIVE will use the proceeds to redeem a portion of the LIVE Series B Preferred on the following conditions:

     (i) Chemical Bank, or if the Existing LIVE Credit Facility is replaced, the participant banks under such replacement facility, permits such redemption to occur; and

     (ii)  the appropriate consents are obtained under the LIVE 12%
           Note Indenture; and

     (iii) such redemption does not impair the capital of LIVE and is not prohibited under the Delaware General Corporation Law ("DGCL").

     The proceeds of the sale of the stock of the Specialty Retail Division to SAC pursuant to the Strawberries Purchase Agreement will not be sufficient to redeem the outstanding LIVE Series B Preferred in its entirety. LIVE has had discussions with certain holders of LIVE 12% Notes who have indicated a willingness to provide LIVE with up to $17,000,000 to use to redeem that portion of the LIVE Series B Preferred that is not redeemed from the proceeds of the sale of the Specialty Retail Division, on the following conditions:

     (i) the indebtedness is evidenced by the issuance of additional LIVE 12% Notes in principal amount equal to the funds provided;

     (ii) the holders of not less than $31,000,000 in principal amount of the LIVE 12% Notes consent to the increase in the total principal amount of the LIVE 12% Notes;

     (iii) Chemical Bank, or if the Existing LIVE Credit Facility is replaced, the participant banks under such replacement facility, permits the issuance of such additional LIVE 12% Notes and the use of the proceeds thereof to redeem the LIVE Series B Preferred; and

     (iv) such redemption does not impair the capital of LIVE and is not prohibited under the DGCL.

     There is no assurance that the sale of the Specialty Retail Division will occur, that the proceeds of such sale will equal $35,000,000, that LIVE's banks will agree to the use of the proceeds of the sale of the Specialty Retail Division to redeem the LIVE Series B Preferred, that holders of LIVE 12% Notes will agree to provide LIVE with up to an additional $17,000,000 to use to redeem that portion of the LIVE Series B Preferred that is not redeemed from the proceeds of the sale of the Specialty Retail Division, that the holders of at least $31,000,000 in principal amount of the LIVE 12% Notes will consent to the increase in the total principal amount of the LIVE 12% Notes and the use of the proceeds thereof to redeem the LIVE Series B Preferred, or that any such redemption will not impair the capital of LIVE and will not be prohibited under the DGCL. In any of such events, LIVE may not be able to redeem the LIVE Series B Preferred and, unless it is waived, one of the conditions to the Merger will not have been satisfied.

Note 4 -   Summary of Significant Accounting Policies

     Background and Operations: LIVE was formed in 1988 and its largest ongoing businesses are LHV and LEI-IVE Entertainment N.V. ("LIVE NV"), which acquire rights to theatrical motion pictures, children's films and special interest programs (including CD-ROM) which they market and distribute in all media worldwide. LIVE's primary activities are in the distribution of product on videocassettes to wholesalers, retailers and consumers in the United States and Canada (LHV) and internationally (LIVE NV). As described above, in July 1994 LIVE entered into the Strawberries Purchase Agreement providing for the sale of the Specialty Retail Division. LIVE owns an 81% interest in VCL, a home video distribution and marketing company headquartered in Munich, Germany. As discussed below, LIVE also intends to dispose of its interest in VCL. VCL's year-end is November 30. The Specialty Retail Division engages in the retail sale of audio records and tapes, compact discs and video products and consists of 148 stores in the Northeastern United States and the Baltimore/Washington D.C. metropolitan area. The Specialty Retail Division has a January 31 year-end. In March 1994, LIVE decided to dispose of its interests in the Specialty Retail Division and VCL. The sale pursuant to the Strawberries Purchase Agreement will be effected in such a manner whereby the buyer assumes all liabilities; likewise, LIVE expects the sale of VCL to be effected in such a manner whereby the buyer also assumes all liabilities. LIVE's continuing operations are primarily in a single business segment, the distribution and retail sale of a broad variety of entertainment software products.

     Basis of Presentation: The accompanying consolidated financial statements and footnotes are unaudited and are condensed, as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles, but in the opinion of management of LIVE include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the financial position and results of operations of LIVE.
The financial statements include the accounts of LIVE and its subsidiaries - LHV, the Specialty Retail Division, LIVE NV and VCL. The financial statements reflect LIVE's interests in the Specialty Retail Division and VCL as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale" and have been restated to account for the Specialty Retail Division as a discontinued operation and VCL as a disposal of a portion of a line of business. All significant intercompany balances and transactions have been eliminated.

     Net Loss Per Common Share: Per share information has been determined on the basis of 12,093,610 weighted average shares outstanding for the three and six months ended June 30, 1994 and 12,087,922 weighted average shares outstanding for the three and six months ended June 30, 1993. The net loss per common share for the three and six months ended June 30, 1994 gives effect to the accretion of the redemption value of the LIVE Series B Preferred of $1,800,000 and $2,400,000 respectively. The net loss per common share for the three months ended June 30, 1993 and June 30, 1994 gives effect to dividends on both the LIVE Series B Preferred and the LIVE Series C Preferred of $937,000 and $940,000, respectively. The net loss per common share for the six months ended June 30, 1993 and June 30, 1994 gives effect to dividends on both the LIVE Series B Preferred and the LIVE Series C Preferred of $1,704,000 and $1,877,000, respectively.

     LIVE suggests that these condensed consolidated financial statements be read in conjunction with its consolidated financial statements for the year ended December 31, 1993 and related notes thereto included on Form 10-K filed with the Securities and Exchange Commission.

Note 5 - Litigation

     On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against LIVE, Carolco and certain of LIVE's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (b) by materially understating the true extent of the write off of goodwill in connection with the sale of substantially all of the assets of LIVE's wholly owned subsidiary, Lieberman Enterprises Incorporated ("Lieberman"), to Handleman Company ("Handleman") in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of LIVE and Carolco, including Pioneer LDCA, Inc. ("Pioneer"), as well as a lender to LHV and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under Section 20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing defendant Pioneer from this lawsuit.

     In February 1992, a purported class action lawsuit was filed in the U.S. District Court, District of Delaware, by an alleged holder of Carolco's public debt, against LIVE, Carolco and certain
directors and executive officers of Carolco.   The Delaware
complaint alleges, among other things, that the defendants violated
Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990 and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991. In April of 1992 this lawsuit was transferred to the U.S. District Court, Central District of California. The proceedings are being coordinated with the consolidated action described in the preceding paragraph. On July 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed.

     Discovery is currently taking place in both lawsuits.

     On March 24, 1994, the same day that the signing of a letter of intent with respect to the Merger was announced, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County by an alleged stockholder of LIVE against LIVE, Carolco, certain of Carolco's and LIVE's past and present executive officers and directors, Pioneer and Cinepole Productions B.V., a stockholder of both LIVE and Carolco ("Cinepole"). The complaint alleges, among other things, that the defendants have violated their fiduciary duties owed to LIVE's stockholders in connection with the Merger. The plaintiff seeks a preliminary and permanent injunction enjoining the Merger under its current financial terms; an open market auction of LIVE; to the extent the Merger is consummated prior to the entry of a final judgment in the action, rescission of the Merger; repayment of profits and benefits obtained as a result of the defendants' alleged conduct; and attorneys fees and expenses.

     Management and counsel to LIVE are unable to predict the ultimate outcome of the above-described actions at this time. However, LIVE and the other defendants believe that all these lawsuits are without merit and intend to defend them vigorously. Accordingly, no provision for any liability which may result has been made in LIVE's consolidated financial statements. In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon LIVE's financial position or results of operations.

     Other than as described above, there are no material legal proceedings to which LIVE or any of its subsidiaries are a party other than ordinary routine litigation in the ordinary course of business. In the opinion of management (which is based in part on the advice of outside counsel), resolution of these matters will not have a material adverse impact on LIVE's financial position or results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Three Months Ended June 30, 1994 Compared to Three Months
     Ended June 30, 1993

Continuing Operations

     Net sales of LHV decreased to $29,151,000 in the second quarter of 1994 compared to $35,167,000 during the comparable 1993 quarter. The decrease of $6,016,000 or 17.1% is primarily attributable to a weaker release schedule in the second quarter of 1994 compared to the second quarter of 1993. LHV released only three rental titles during the three months ended June 30, 1994 compared to ten rental titles during the comparable period in 1993. The decrease in sales resulting from fewer rental releases in the second quarter of 1994 was partially offset by an increase in sell-through sales.

     Gross profits of LHV decreased $1,840,000, or 24.8%, to $5,582,000 during the second quarter of 1994 compared to $7,422,000 during the second quarter of 1993. The decrease in gross profit dollars was primarily related to the decrease in sales and an increase in amortization of video rights costs related to adjustments in projected values of certain film properties. As a percentage of sales, gross profit decreased from 21.0% during 1993 to 19.2% during 1994, primarily due to a combination of the decrease in rental sales, which usually generate higher margins, and an increase in sell-through sales which usually generate lower margins.

     Selling, general and administrative expenses of LHV increased $565,000, or 14.6%, to $4,450,000 during 1994 compared to
$3,885,000 during 1993. As a percentage of sales, the amount increased from 11.1% during 1993 to 15.3% during 1994. The dollar increase is primarily a result of approximately $500,000 in expenses related to the Merger. The percentage increase is primarily due to the decrease in sales and the increase in expenses.

     Net interest expense of LHV decreased $369,000, or 23.3%, to $1,220,000 during 1994 compared to $1,589,000 during 1993 resulting from a reduction in amortization of loan fees which are included in interest expense.

     Preferred dividends of $940,000 in 1994 and $937,000 in 1993 represent the 5% cash dividend accrued on both the LIVE Series B
Preferred and the LIVE Series C Preferred.

Discontinued Operations

     As a result of LIVE's decision to dispose of its interests in the Specialty Retail Division and VCL, the Specialty Retail Division's results of operations for the three months ended June 30, 1993 have been restated and accounted for as a discontinued operation. VCL's operating results for the same period have been restated and accounted for as a disposal of a portion of a line of business. Accordingly, the provision for losses during the phase-out period totaling $2,024,000 for the Specialty Retail Division and $3,885,000 for VCL have been accrued and accounted for at December 31, 1993 and are not included in the results of operations for the three months ended June 30, 1994. Losses of $468,000 and $1,033,000 have been charged against the respective provisions during the three months ended June 30, 1994.

     Six Months Ended June 30, 1994 Compared to Six Months Ended
     June 30, 1994

Continuing Operations

     Net sales of LHV decreased to $47,416,000 during the first six months of 1994 compared to $64,699,000 during the first six months of 1993. The decrease of $17,283,000, or 26.7%, is primarily attributable to a weaker release schedule in the first six months of 1994 compared to the first six months of 1993. LHV released seven rental titles during the six months ended June 30, 1994 compared to eighteen rental titles during the comparable period in 1993. The decrease in sales resulting from fewer rental releases in the first six months of 1994 was partially offset by an increase in sell-thru and catalog sales.

     Gross profits of LHV decreased $4,382,000, or 33.6%, to $8,650,000 during the first six months of 1994 compared to $13,032,000 during the first six months of 1993. The decrease in gross profit dollars was primarily related to the decrease in sales and an increase in amortization of video rights costs related to adjustments in projected values of certain film properties. As a percentage of sales, gross profit decreased from 20.2% during 1993 to 18.3% during 1994, primarily due to a combination of the decrease in rental sales, which usually generate higher margins, and an increase in sell-through and catalog sales, which usually generate lower margins.

     Selling, general and administrative expenses of LHV increased $352,000, or 4.5%, to $8,166,000 during 1994 compared to $7,814,000 during 1993. As a percentage of sales, the amount increased from 12.1% during 1993 to 17.3% during 1994. The dollar increase is primarily a result of approximately $500,000 in expenses related to the Merger. The percentage increase is primarily due to the decrease in sales.

     Net interest expense of LHV increased $343,000, or 16.5%, to $2,429,000 during 1994 compared to $2,086,000 during 1993, resulting from the issuance of the LIVE 12% Notes in March 1993, partially offset by increased interest income in 1994.

     Preferred dividends of $1,877,000 in 1994 and $1,704,000 in 1993 represents the 5% cash dividend accrued on both the LIVE
Series B Preferred and the LIVE Series C Preferred.

Discontinued Operations

     As a result of the Board of Directors' decision to dispose of LIVE's interests in the Specialty Retail Division and VCL, the Specialty Retail Division's results of operations for the six months ended June 30, 1993 have been restated and accounted for as a discontinued operation. VCL's operating results for the same period have been restated and accounted for as a disposal of a portion of a line of business. Accordingly, the provision for losses during the phase-out period totaling $2,024,000 for the Specialty Retail Division and $3,885,000 for VCL have been accrued and accounted for at December 31, 1993 and are not included in the results of operations for the six months ended June 30, 1994. Losses of $1,324,000 and $1,963,000 have been charged against the respective provisions during the six months ended June 30, 1994.

Liquidity and Capital Resources

     In the second quarter of 1994, management of LIVE decided to begin releasing fewer rental titles per month than in prior years for a number of reasons, among them being: (a) fewer titles being purchased by LIVE since late 1991 due to the liquidity problems encountered by LIVE since that time, (b) a shift in rental market tastes, with a much greater portion of video store purchases being devoted to theatrically released "A" titles than lower budgeted, straight to video or television "B" titles that have been the predominant titles released by LIVE since 1992, and (c) an increase in the absolute number of "B" titles in the marketplace, resulting in increased competition for decreasing retailer purchase funds. Management currently intends to address these issues by (i) reducing its number of rental titles released per month, particularly the direct-to-video "B" titles, allowing LIVE's marketing and sales forces to place increased emphasis on a smaller number of titles, (ii) acquiring more rights to films than only domestic video rights (including theatrical, television, international and CD-ROM) and diversifying its business to license such additional rights directly rather than through intermediaries,
(iii) continuing LIVE's focus on the sell-through business, exploiting LIVE's library of over 2,000 titles including children's and special interest programs, and (iv) attempting to release a higher percentage of "A" titles by increasing its efforts to acquire films with greater theatrical release potential. Obtaining the New LIVE Credit Facility and the LIVE 12% Note Extension are critical factors in this latter effort.

     Management believes that the decrease in revenues due to fewer rental releases per month will eventually be compensated for through a combination of increased ancillary revenues (such as theatrical, television, international and CD-ROM) and higher revenues per rental release due to a combination of increased focus on fewer titles and a higher percentage of "A" title acquisitions. There is no assurance that this will be the case, however.

     The LIVE Series B Preferred is mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division. As a result of LIVE's decision to dispose of its interest in the Specialty Retail Division, a total of $40,000,000 of the LIVE Series B Preferred was re-classified from equity to current liabilities at December 31, 1993 reflecting LIVE's then expectation to sell the Specialty Retail Division for no less than $40,000,000. As a result of the Strawberries Purchase Agreement, such re-classification was decreased to $35,000,000 as of June 30, 1994. Because of the establishment of contingency reserves in connection with the original decision to dispose of the Specialty Retail Division, no additional expense has been recorded in connection with the reduced sale price for the Specialty Retail Division.

     At June 30, 1994, LIVE had total current assets of $157,593,000 and total current liabilities of $157,688,000, resulting in negative working capital of $95,000, a decrease of $5,892,000 compared to LIVE's working capital at December 31, 1993.

     Historically, LIVE has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of the LIVE 12% Notes. For the six months ending June 30, 1994, LIVE generated positive cash flow from continuing operations of $4,946,000.

     On May 11, 1992, LHV entered into a three-year distribution agreement with WEA Corp. ("WEA") that became effective on June 1, 1992. Under the terms of the agreement, WEA advanced $20,000,000 to LHV, recoupable from distribution revenues during the three-year term of the agreement at the rate of $555,555 per month plus interest at LIBOR (4.56% at June 30, 1994) plus 0.2%, not to exceed the prime rate. The advance is secured by a first priority security interest in certain of LHV's FHE catalog titles. The amount of the advance outstanding as of June 30, 1994 was $6,666,667.

     In 1993, LIVE received a total of $37,000,000 upon issuance of the LIVE 12% Notes. The total borrowings under the LIVE 12% Notes will provide sufficient funds to permit LHV to acquire additional films for distribution.

     Investing activities generated a negative cash flow during the first six months of 1994 of $210,000, primarily as a result of the acquisition of property and equipment at LHV.

     On January 28, 1994, the Existing LIVE Credit Facility with the Existing LIVE Bank Group was amended. The maximum credit available under the Existing LIVE Credit Facility was reduced to $20,000,000 effective on the date of the amendment. The commitments under the Existing LIVE Credit Facility were further reduced on a monthly basis. On July 29, 1994, the Existing LIVE Bank Group agreed to amend the Existing LIVE Credit Facility to (i) eliminate all lenders thereunder other than Chemical Bank, (ii) reduce the maximum amount of credit available thereunder to $1,000, and (iii) extend the maturity date thereof to August 31, 1994. The amendment did not include any waiver of past defaults. The purpose of the amendment was to preserve liens on collateral pending completion of negotiations for the New LIVE Credit Facility. As of the date hereof, there are no amounts owed under the Existing LIVE Credit Facility which matures on August 31, 1994.

     LIVE is in negotiations with Chemical Bank, as well as others, to obtain the New LIVE Credit Facility prior to the expiration of the Existing LIVE Credit Facility. LIVE also is in negotiations with holders of $31,000,000 in principal amount of the LIVE 12% Notes to obtain the LIVE 12% Note Extension. A condition to obtaining the New LIVE Credit Facility is that LIVE obtain the LIVE 12% Note Extension. Although management of LIVE is negotiating to obtain both the New LIVE Credit Facility and the LIVE 12% Note Extension prior to the present maturity date of the LIVE 12% Notes, there can be no assurance that LIVE will be successful in these efforts. If LIVE is unable to obtain replacement financing of at least $31,000,000 or an extension of the maturity of the LIVE 12% Notes, it may not be in a position to pay the amounts due under the LIVE 12% Notes upon the maturity thereof.

     As a result of LIVE's operating results in 1993, as well as its decision to dispose of the Specialty Retail Division and VCL, LIVE was not in compliance with a number of ratios under the Existing LIVE Credit Facility and the LIVE 12% Note Indenture as of December 31, 1993, March 31, 1994 and June 30, 1994. Neither Chemical Bank nor the holders of the LIVE 12% Notes have waived these defaults. Chemical Bank has informed LIVE that it does not intend to grant such waivers. Therefore, under the terms of the Existing LIVE Credit Facility, LIVE is not able to borrow any amounts thereunder. Furthermore, as a result of the existence of the unwaived defaults, under the terms of the Existing LIVE Credit Facility Chemical Bank could terminate the Existing LIVE Credit Facility at any time. Under the terms of the LIVE 12% Note Indenture, as long as the default does not relate to non-payment thereunder or bankruptcy of LIVE, the holders of the LIVE 12% Notes are not entitled to declare any default under the LIVE 12% Notes or the LIVE 12% Note Indenture, or accelerate payment of the LIVE 12% Notes, unless the Existing LIVE Credit Facility is accelerated or is terminated. If Chemical Bank exercises its right to terminate the Existing LIVE Credit Facility, the holders of the LIVE 12% Notes would be entitled to accelerate payment of the amounts due to them. If such acceleration occurred, an event of default would exist under the LIVE Increasing Rate Notes allowing the holders of the LIVE Increasing Rate Notes to accelerate payment thereof as well. If such accelerations occurred, LIVE most likely would not be in a position to pay the amounts due. Management of LIVE believes, although no assurances can be given, that Chemical Bank will continue to extend the Existing LIVE Credit Facility and forbear from terminating the Existing LIVE Credit Facility pending consummation of the New LIVE Credit Facility.

     Without either replacement facilities or an agreement for extension, the Existing LIVE Credit Facility will be due on August 31, 1994 and the LIVE 12% Notes will be due on September 15, 1994.

     LIVE believes that at the end of 1994 it may be in violation of the minimum consolidated net worth covenant contained in the LIVE Increasing Rate Note Indenture. Such default would permit the trustee thereunder or holders of 25% in aggregate principal amount of LIVE Increasing Rate Notes to give notice and accelerate the indebtedness represented by the LIVE Increasing Rate Notes. If such indebtedness were accelerated, it is unlikely that LIVE would be in a position to pay the amount due. Repayment of the amounts due under the LIVE Increasing Rate Note Indenture is subordinate to repayment in full of all amounts due under the Existing LIVE Credit Facility, if any, as well as repayment in full of all amounts due under the LIVE 12% Note Indenture.

     The LIVE 12% Notes were issued on March 26, 1993. Repayment of the LIVE 12% Notes has been guaranteed by the same subsidiaries of LIVE that are borrowers under the Existing LIVE Credit Facility. The LIVE 12% Notes bear interest at the rate of 12% per annum, with interest payable monthly, and are currently due and payable on September 15, 1994. The LIVE 12% Note Indenture includes warranties, financial ratios, covenants and restrictions which generally mirror the terms of the Existing LIVE Credit Facility. Repayment of the LIVE 12% Notes is subordinated to repayment of the Existing LIVE Credit Facility. Until payment in full and termination of the Existing LIVE Credit Facility, the rights of holders of the LIVE 12% Notes to accelerate payment thereunder are limited to payment defaults and/or acceleration of the Existing LIVE Credit Facility. Repayment of the LIVE 12% Notes is secured by a lien on all of the assets of LIVE and LHV, subordinate to the lien under the Existing LIVE Credit Facility and other pre-existing liens.

     On June 11, 1992, the Specialty Retail Division entered into a two-year $10,000,000 line of credit with Foothill Capital Corporation (the "Strawberries Credit Facility") to provide working capital as well as funds for expansion for the Specialty Retail Division. Borrowings under the Strawberries Credit Facility are secured by substantially all of the assets of the Specialty Retail Division. Outstanding borrowings under the Strawberries Credit Facility bear interest at the rate of 3.5% per annum above the higher of the Bank of America reference rate or the greater of the Citibank or Mellon Bank prime rate. In no event will interest under the loan be less than 9% per annum or $25,000 per month. As of the end of the Specialty Retail Division's second fiscal quarter of 1994, $11,622,000 was outstanding under the Strawberries Credit Facility. In May 1994, the Specialty Retail Division and Foothill Capital Corporation agreed to extend the term of the Strawberries Credit Facility until September 30, 1994 and to increase the maximum credit available thereunder from $10,000,000 to $15,000,000. The Specialty Retail Division is currently in the process of attempting to secure a new line of credit. Management of the Specialty Retail Division believes that if a new line of credit cannot be obtained, the Strawberries Credit Facility can be further extended through the end of 1994. In July 1994, LIVE entered into an agreement to sell the Specialty Retail Division, which sale LIVE expects to close in August 1994.

     The Specialty Retail Division owns the building housing its corporate headquarters and distribution center in Milford, Massachusetts. In 1988, the Specialty Retail Division entered into a $4,000,000 mortgage loan on this building, bearing interest at the prime rate plus 0.5%, with interest payable monthly, annual principal reduction payments of $40,000 and a balloon payment of all unpaid principal and interest on August 20, 1993. In July 1993, the Specialty Retail Division agreed with the holder of the mortgage loan to change the interest rate to a fixed rate of 9% per annum, to continue annual principal reduction payments of $40,000 and to extend the balloon payment date to August 20, 1995. The amount outstanding under the mortgage loan as of July 31, 1994 was $3,800,000.

     Dividends on the LIVE Series C Preferred, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the LIVE Series C Preferred, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30, 1993, December 31, 1993 and June 30, 1994 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the LIVE Series B Preferred, which prohibit the payment of dividends on the LIVE Series C Preferred unless the aggregate amount of such dividends, together with all cash dividends paid on the LIVE Series B Preferred, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the LIVE Series B Preferred and LIVE Series C Preferred. LIVE has had a consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the LIVE Series B Preferred, LIVE was prohibited from paying the June 30, 1993, December 31, 1993 and June 30, 1994 cash dividends on the LIVE Series C Preferred which, together with accrued and unpaid dividends thereon, totalled $978,255 as of June 30, 1994.

     The unpaid LIVE Series C Preferred dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the LIVE Series C Preferred. LIVE intends to pay the June 30, 1993, December 31, 1993 and June 30, 1994 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the LIVE Series B Preferred has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the DGCL.

     LIVE experienced negative cash flows from financing activities of $5,696,000 during the first six months of 1994 primarily due to interest payments on bank debt and payments on long term obligations.

     LIVE's management is taking the following actions to address the liquidity and capital resources issues facing it:

     (a) LIVE is in negotiations with Chemical Bank and other potential financing sources to obtain the New LIVE
           Credit Facility prior to the expiration of the Existing LIVE Credit Facility.

     (b) LIVE has held preliminary discussions with holders of the LIVE 12% Notes regarding obtaining the LIVE 12% Note Extension.

     There is no assurance, however, that LIVE will be successful in any of these activities.

     If management is successful in its financing efforts, it believes that LIVE will have sufficient capital resources to continue to finance its activities, including the continued acquisition of additional film titles.

                        PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against LIVE, Carolco and certain of LIVE's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (b) by materially understating the true extent of the write off of goodwill in connection with the sale of substantially all of the assets of LIVE's wholly owned subsidiary, Lieberman, to Handleman in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of LIVE and Carolco, including Pioneer, as well as a lender to LHV and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under Section 20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing defendant Pioneer from this lawsuit.

     In February 1992, a purported class action lawsuit was filed in the U.S. District Court, District of Delaware, by an alleged holder of Carolco's public debt, against LIVE, Carolco and certain
directors and executive officers of Carolco.   The Delaware
complaint alleges, among other things, that the defendants violated
Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990 and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991. In April of 1992 this lawsuit was transferred to the U.S. District Court, Central District of California. The proceedings are being coordinated with the consolidated action described in the preceding paragraph. On July 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed.

     Discovery is currently taking place in both lawsuits.

     On March 24, 1994, the same day that the signing of a letter of intent with respect to the Merger was announced, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County by an alleged stockholder of LIVE against LIVE, Carolco, certain of Carolco's and LIVE's past and present executive officers and directors, Pioneer and Cinepole. The complaint alleges, among other things, that the defendants have violated their fiduciary duties owed to LIVE's stockholders in connection with the Merger. The plaintiff seeks a preliminary and permanent injunction enjoining the Merger under its current financial terms; an open market auction of LIVE; to the extent the Merger is consummated prior to the entry of a final judgment in the action, rescission of the Merger; repayment of profits and benefits obtained as a result of the defendants' alleged conduct; and attorneys fees and expenses.

     Management and counsel to LIVE are unable to predict the ultimate outcome of the above-described actions at this time. However, LIVE and the other defendants believe that all these lawsuits are without merit and intend to defend them vigorously. Accordingly, no provision for any liability which may result has been made in LIVE's consolidated financial statements. In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon LIVE's financial position or results of operations.

     Other than as described above, there are no material legal proceedings to which LIVE or any of its subsidiaries are a party other than ordinary routine litigation in the ordinary course of business. In the opinion of management (which is based in part on the advice of outside counsel), resolution of these matters will not have a material adverse impact on LIVE's financial position or results of operations.

ITEM 3(b). DEFAULTS UPON SENIOR SECURITIES - DIVIDEND ARREARAGE ON
           PREFERRED STOCK

     Dividends under the LIVE Series C Preferred, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the LIVE Series C Preferred, are due on June 30 and December 31 of each year. Although the $188,000 dividend scheduled to be paid on June 30, 1993, the $375,000 dividend scheduled to be paid on December 31, 1993 and the $375,000 dividend scheduled to be paid on June 30, 1994 all were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the LIVE Series B Preferred, which prohibit the payment of dividends on the LIVE Series C Preferred unless the aggregate amount of such dividends, together with all cash dividends paid on the LIVE Series B Preferred, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the LIVE Series C Preferred and the LIVE Series B Preferred. LIVE has had a consolidated net loss since March 23, 1993. Thus, pursuant to the terms of the LIVE Series B Preferred, LIVE was prohibited from paying the June 30, 1993, December 31, 1993 and June 30, 1994 cash dividends on the LIVE Series C Preferred.

     The unpaid dividends themselves bear a dividend of 5% per annum, and are due on the next regularly scheduled dividend payment date for the LIVE Series C Preferred. LIVE intends to pay the unpaid dividends, plus the additional dividends thereon, as soon as it has generated sufficient net income to permit such payment to occur or as soon as the LIVE Series B Preferred has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the DGCL.

ITEM 5.    OTHER INFORMATION

     In March 1994, LIVE and Carolco reached agreement in principle on the Merger, and executed a Merger Agreement with respect thereto on August 11, 1994. The Merger has been structured as a tax free exchange whereby each Carolco stockholder will receive one share of newly issued LIVE Common Stock for each 5.5 shares of Carolco Common Stock held by them. The exchange ratio will be subject to adjustment based on the market price of Carolco Common Stock prior to the consummation of the Merger, subject to two limitations. The first limitation is that the number of Carolco shares to be exchanged for each share of LIVE will be adjusted upward, if necessary, so that the market value of Carolco shares to be exchanged is at least $3.00, but in no event will more than 6.5 shares of Carolco be exchanged for each share of LIVE. The second limitation is similar to the first in that the number of Carolco shares to be exchanged for each share of LIVE will be adjusted downward, if necessary, so that the market value of Carolco shares to be exchanged is no more than $4.00, but in no event will fewer than 4.5 shares of Carolco be exchanged for each share of LIVE.
The market value of Carolco shares will be deemed to be the average trading price of Carolco Common Stock for the twenty (20) trading days ending no earlier than three days prior to the closing of the Merger. If the Merger had closed on August 1, 1994, the exchange ratio would have been one share of newly issued LIVE Common Stock for each 6.5 shares of Carolco Common Stock.

     As a result of the Merger, the current LIVE stockholders will own between 21% and 28% of the combined company, the name of which will be changed to Carolco Entertainment Inc.

     The Merger is subject to a number of conditions, including (a) redemption of the LIVE Series B Preferred, (b) amendments to the LIVE 12% Note Indenture, LIVE Increasing Rate Note Indenture, and the terms of the LIVE Series C Preferred, (c) delivery of fairness opinions by the independent financial advisors to each company, and
(d) the availability of financing commitments at each company prior to the closing of the Merger. The Merger is also subject to approval by the majority of the non-affiliated common stockholders of each of Carolco and LIVE.

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


                              LIVE ENTERTAINMENT INC.



Dated: August 15, 1994        By: /s/   MICHAEL J. WHITE
                                   Michael J. White
                                   Acting Chief Financial Officer

                                    EXHIBIT 11

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                   COMPUTATION OF INCOME (LOSS) PER COMMON SHARE
                                    (Unaudited)
                   (Amounts in Thousands, Except Per Share Data)

                                                  Three Months     Six Months
                                                 Ended June 30,  Ended June 30,
                                                  1993   1994     1993    1994



PRIMARY AND FULLY DILUTED
 Weighted average shares outstanding . . . . . . 12,087  12,094  12,087  12,094

 Net loss from continuing operations . . . . . .$(1,096)$(1,369)$  (756)$(4,207)
 Net loss from discontinued operations . . . . .   (445)     --  (1,513)     --
 Less preferred dividends. . . . . . . . . . . .    937     940   1,704   1,877
 Less accretion in redemption value of
  LIVE Series B Cumulative Convertible
  Preferred Stock. . . . . . . . . . . . . . . .     --   1,800      --   2,400

 Net loss attributable to common stock . . . . .$(2,478)$(4,109)$(3,973)$(8,484)

 Net loss per common share
  Continuing operations. . . . . . . . . . . . .$ (0.17)$ (0.34)$ (0.20)$ (0.70)
  Discontinued operations. . . . . . . . . . . .  (0.04)     --   (0.13)     --
 Net loss. . . . . . . . . . . . . . . . . . . .$ (0.21)$ (0.34)$ (0.33)$ (0.70)