Form 10-Q
period 1994-09-30
LIVE ENTERTAINMENT INC
filed 1994-11-18
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1994

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

     As of November 3, 1994, there were 12,093,610 shares of the Registrant's Common Stock, 6,000,000 shares of the Registrant's Series B Cumulative Convertible Preferred Stock and 15,000 shares of the
Registrant's Series C Convertible Preferred Stock outstanding.

                    LIVE ENTERTAINMENT INC. AND SUBSIDIARIES



                                     INDEX




PART I - FINANCIAL INFORMATION                                   Page


 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets at
          December 31, 1993 and September 30, 1994 . . . . . . .  1-2

         Condensed Consolidated Statements of
          Operations for the Three and Nine months ended
          September 30, 1993 and 1994. . . . . . . . . . . . . .    3

         Condensed Consolidated Statements of
          Cash Flows for the Nine months ended
          September 30, 1993 and 1994. . . . . . . . . . . . . .    4

         Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . . 5-11


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .  11-16




PART II - OTHER INFORMATION


 ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .  17-18


 ITEM 3(b).DEFAULTS UPON SENIOR SECURITIES - DIVIDEND
          ARREARAGE ON PREFERRED STOCK . . . . . . . . . . . . .   19

 ITEM 5. OTHER INFORMATION . . . . . . . . . . . . . . . . . . .   19


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . .   19

                          PART I - FINANCIAL INFORMATION

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                              (Amounts in Thousands)



                                                     December 31, September 30,
                                                         1993         1994

                                      ASSETS

CURRENT ASSETS:
 Cash and cash equivalents, including restricted
  cash of $17,173 (1993) and $40,618 (1994). . . . . $  42,358     $  53,546
 Accounts receivable, less allowances of $25,440
  (1993) and $19,055 (1994). . . . . . . . . . . . .     2,432         7,172
 Officer and employee receivables. . . . . . . . . .       407           213
 Inventories . . . . . . . . . . . . . . . . . . . .    10,124        10,603
 Film rights . . . . . . . . . . . . . . . . . . . .    29,839        47,343
 Deferred income taxes . . . . . . . . . . . . . . .     4,176         3,876
 Other . . . . . . . . . . . . . . . . . . . . . . .     1,136         1,001
 Assets held for sale. . . . . . . . . . . . . . . .    86,000         9,887
   TOTAL CURRENT ASSETS                                176,472       133,641
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . .     1,686         1,537
RECEIVABLE FROM AFFILIATE. . . . . . . . . . . . . .     8,047            --
FILM RIGHTS, net of accumulated amortization
 of $429,881 (1993) and $465,640 (1994). . . . . . .    32,228        16,132
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .     1,320         1,516
GOODWILL, net of accumulated amortization of
 $32,193 (1993) and $35,136 (1994) . . . . . . . . .    33,796        30,853
                                                     $ 253,549     $ 183,679


























                                    (Continued)
                    LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Continued)
                                    (Unaudited)
                              (Amounts in Thousands)
                              (Except Share Amounts)



                                                     December 31, September 30,
                                                         1993         1994

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 12% Subordinated Secured Notes due 1994 . . . . . .  $ 36,707      $ 31,250
 Current maturities of long-term obligations . . . .     8,043         6,619
 Current maturities of Increasing Rate Senior
  Subordinated Notes . . . . . . . . . . . . . . . .     3,791         3,712
 Film rights obligations . . . . . . . . . . . . . .    15,850        11,896
 Accounts payable, deferred revenue and accrued
  expenses . . . . . . . . . . . . . . . . . . . . .    18,343        21,245
 Liabilities related to assets held for sale . . . .    46,601         5,579
 Series B Cumulative Convertible Preferred Stock
  (5,000,000 shares 1993). . . . . . . . . . . . . .    40,000            --
 Dividends payable . . . . . . . . . . . . . . . . .     1,340         1,909
   TOTAL CURRENT LIABILITIES . . . . . . . . . . . .   170,675        82,210
LONG-TERM OBLIGATIONS, less current maturities . . .     3,333            --
INCREASING RATE SENIOR SUBORDINATED NOTES DUE
 1999, including capitalized interest of
 $20,662 (1993) and $16,896 (1994), less current
  maturities . . . . . . . . . . . . . . . . . . . .    56,871        53,184
DEFERRED REVENUE AND ACCRUED EXPENSES, less
 current portion . . . . . . . . . . . . . . . . . .     1,740         1,008
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .    10,188        10,188
STOCKHOLDERS' EQUITY:
 Series B Cumulative Convertible Preferred Stock--
  authorized 9,000,000 shares; $1.00 par value;
  $60,000 liquidation preference ($52,200
  redemption value 1994); 1,000,000 (1993) and
  6,000,000 (1994) shares outstanding. . . . . . . .     1,000         6,000
 Series C Convertible Preferred Stock-- 15,000 shares
  authorized and outstanding; $1.00 par value;
  liquidation preference of $15,589 (1993) and
  $15,978 (1994) . . . . . . . . . . . . . . . . . .        15            15
 Common Stock--authorized 120,000,000 shares; $0.01
  par value; 12,090,016 (1993) and 12,093,610 (1994)
  shares outstanding . . . . . . . . . . . . . . . .       121           121
 Additional paid-in capital. . . . . . . . . . . . .   106,507       138,688
 Retained deficit. . . . . . . . . . . . . . . . . .   (96,901)     (107,735)
                                                        10,742        37,089
                                                     $ 253,549     $ 183,679








                  See notes to consolidated financial statements.
                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                   (Amounts in Thousands, Except Per Share Data)

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                              1993     1994    1993     1994

Net Sales. . . . . . . . . . . . . . . . . $38,629 $33,845   $103,328  $81,261
Cost of goods sold . . . . . . . . . . . .  33,622  32,481     85,289   71,248
   GROSS PROFIT. . . . . . . . . . . . . .   5,007   1,364     18,039   10,013
Operating Expenses:
 Selling, general and
   administrative expenses . . . . . . . .   4,281   5,647     12,095   13,813
 Amortization of goodwill. . . . . . . . .     981     981      2,943    2,943
                                             5,262   6,628     15,038   16,756
                                              (255) (5,264)     3,001   (6,743)
Disposal of VCL/Carolco
  Communications GmbH:
 Net Sales . . . . . . . . . . . . . . . .   5,494      --     20,347       --
 Costs and Expenses. . . . . . . . . . . .   6,465      --     23,244       --
                                              (971)     --     (2,897)      --
   OPERATING PROFIT (LOSS) . . . . . . . .  (1,226) (5,264)       104   (6,743)
 Interest expense, net . . . . . . . . . .  (1,722) (1,362)    (3,808)  (3,791)
   LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES . . . . . . . . .  (2,948) (6,626)    (3,704) (10,534)
 Income tax expense. . . . . . . . . . . .      --      --         --      300
   LOSS FROM CONTINUING OPERATIONS . . . .  (2,948) (6,626)    (3,704) (10,834)
Discontinued Operations:
 Loss from discontinued operations
   net of income taxes . . . . . . . . . .    (330)     --     (1,843)      --
     LOSS FROM DISCONTINUED OPERATIONS . .    (330)     --     (1,843)      --
     NET LOSS. . . . . . . . . . . . . . . $(3,278)$(6,626)   $(5,547)$(10,834)

Loss per common share:
 Continuing operations . . . . . . . . . . $ (.32) $ (.77)     $ (.53) $ (1.48)
 Discontinued operations . . . . . . . . .   (.03)   (.--)       (.15)      --
 Net loss. . . . . . . . . . . . . . . . . $ (.35) $ (.77)     $ (.68) $ (1.48)

Weighted average number of
   shares outstanding. . . . . . . . . . .  12,090  12,094     12,089   12,094

             See notes to condensed consolidated financial statements.
                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Amounts in Thousands)
                                                         Nine Months Ended
                                                           September 30,
                                                        1993          1994
OPERATING ACTIVITIES:
 Loss from continuing operations . . . . . . . . . . $  (3,704)   $ (10,834)
 Adjustments to reconcile net loss to
  net cash provided by (used for) continuing
  operating activities:
   Depreciation and amortization of property
    and equipment. . . . . . . . . . . . . . . . . .       937           458
   Amortization of goodwill. . . . . . . . . . . . .     3,234         2,943
   Amortization of and adjustments to film rights. .    52,750        34,491
   Income taxes payable and deferred income taxes. .    (1,066)          300
   Utilization of pre-acquisition net operating
    loss carryforwards . . . . . . . . . . . . . . .        (6)           --
 (Increase) decrease in operating assets, net of
  acquisitions:
   Accounts receivable . . . . . . . . . . . . . . .    (8,636)       (4,740)
   Officer and employee receivables. . . . . . . . .        90           194
   Inventories . . . . . . . . . . . . . . . . . . .       558          (479)
   Assets held for sale. . . . . . . . . . . . . . .     2,870        76,113
   Receivable from stockholder . . . . . . . . . . .      (456)        8,047
   Other assets. . . . . . . . . . . . . . . . . . .    (1,460)          (61)
 Increase (decrease) in operating liabilities,
  net of acquisitions:
   Accounts payable and accrued expenses . . . . . .   (11,308)        2,170
   Liabilities related to assets held for sale . . .    (2,268)      (41,022)
   Acquisition of and adjustment to film rights. . .   (47,334)      (35,899)
   Film rights obligations incurred. . . . . . . . .    47,334        35,899
   Payments on film rights obligations . . . . . . .   (60,128)      (39,853)
     Cash provided by (used for) continuing
      operating activities . . . . . . . . . . . . .   (28,593)       27,727
     Cash provided by (used for) discontinued
      operations . . . . . . . . . . . . . . . . . .    (3,209)           --
     Cash provided by (used for) operating
      activities . . . . . . . . . . . . . . . . . .   (31,802)       27,727
INVESTING ACTIVITIES:
 Acquisition of property and equipment . . . . . . .    (2,861)         (309)
     Cash used for investing activities. . . . . . .    (2,861)         (309)
FINANCING ACTIVITIES:
 Issuance of bank debt and long-term obligations . .   176,679           536
 Payments on bank debt and long-term obligations . .  (153,353)      (17,335)
 Payment of debt restructuring expenses. . . . . . .      (987)           --
 Dividends accrued but not paid. . . . . . . . . . .        --           569
 Issuance of Series C Preferred Stock. . . . . . . .    14,550            --
     Cash provided by (used for) financing
      activities . . . . . . . . . . . . . . . . . .    36,889       (16,230)
     Effect of exchange rate changes . . . . . . . .       630            --
     Increase (decrease) in cash and cash
      equivalents. . . . . . . . . . . . . . . . . .     2,856        11,188
     Cash and cash equivalents at beginning
      of period. . . . . . . . . . . . . . . . . . .    18,847        42,358
     Cash and cash equivalents at end of period. . . $  21,703     $  53,546

                  See notes to consolidated financial statements.
                 LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                            September 30, 1994

Note 1 - Going Concern

 In its report on the consolidated financial statements of LIVE Entertainment Inc. and its subsidiaries ("LIVE") for the fiscal year ended December 31, 1993, LIVE's auditors noted that there was substantial doubt concerning LIVE's ability to continue as a going concern for the following reasons:

 a. LIVE was in default under its credit facility from a group of banks headed by Chemical Bank (the "Previous Facility") and the Previous Facility was scheduled to expire during 1994;

 b. LIVE's $37,000,000 of 12% Senior Secured Subordinated Notes due September 15, 1994 (the "12% Notes") became due and payable in 1994; and

 c. At the time of the issuance of that report, LIVE had not arranged for the repayment and/or replacement of those debts.

 Since the issuance of that report, LIVE has accomplished the following:

 1. On November 16, 1994 LIVE replaced the Previous Facility by entering into a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility").

 2. On August 31, 1994, LIVE sold its entire interest in its "Specialty Retail Division," consisting of its wholly owned subsidiary, Strawberries Inc. ("Strawberries") and Strawberries' wholly owned subsidiary, Waxie Maxie Quality Music Co. for a cash price of $35,000,000. The net proceeds of the sale, together with other cash on hand, were used to repay the full amount of the 12% Notes - $5,750,000, plus accrued interest, on September 15, 1994, and the remaining $31,250,000, plus accrued interest, on October 17, 1994.

 3. LIVE has received the consent of the holders of a majority of the principal amount of its $40,000,000 of Increasing Rate Senior Subordinated Notes Due 1999 (the "LIVE Increasing Rate Notes") to remove from the Indenture governing those notes (the "Indenture") a covenant relating to the maintenance of a minimum consolidated net worth (as defined) with which LIVE may not have been able to comply at December 31, 1994, thereby removing the possibility that the Trustee under the Indenture or the holders of the LIVE Increasing Rate Notes could have accelerated the maturity of the Increasing Rate Notes.

 Based upon the effectiveness of the Foothill Credit Facility, the repayment in full of the 12% Notes and the elimination of net worth covenant from the Indenture, management believes that its existing funding resources and anticipated cash flows from operations will be sufficient to fund its cash requirements for at least the next twelve months. Management also believes this should remove any doubt about LIVE's ability to continue as a going concern.

Note 2 - Foothill Credit Facility

 On November 16, 1994 LIVE replaced the Previous Facility by entering into the Foothill Credit Facility. Borrowings available under the Foothill Credit Facility are limited to $20,000,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Management of LIVE expects to be able to draw on the Facility by November 30, 1994. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LIVE and its subsidiaries. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provides for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios.

Note 3 - Removal of Net Worth Covenant from Indenture

 LIVE believed that at the end of 1994 it may have been in violation of the minimum consolidated net worth covenant contained in the Indenture. Such default would have permitted the trustee thereunder or holders of 25% in aggregate principal amount of the LIVE Increasing Rate Notes to give notice and accelerate maturity of the indebtedness represented by the LIVE Increasing Rate Notes.


 In November 1994, a majority of the holders of the LIVE Increasing Rate Notes agreed to eliminate the minimum net worth covenant contained in the Indenture, thereby removing the possibility that LIVE might have defaulted under that covenant in 1995. As part of the amendment of the Indenture, LIVE agreed to increase the interest rate on the LIVE Increasing Rate Notes from 10% per annum to 12% per annum effective October 18, 1994. The interest rate on the LIVE Increasing Rate Notes was scheduled to increase to 12% in March 1996.

Note 4 - Termination of Agreement on Business Combination with
         Carolco

 In March 1994, LIVE and Carolco reached agreement in principle on a business combination (the "Merger"), and executed a Merger Agreement with respect thereto on August 11, 1994. On October 13, 1994 LIVE and Carolco jointly announced that they had agreed to terminate the Merger Agreement between the two companies and end all discussions regarding a possible business combination. In 1994, LIVE incurred approximately $1,000,000 in expenses in connection with the Merger. In addition, due to the announced financial condition of Carolco, LIVE provided a reserve for the remaining outstanding net receivable balance due from Carolco of approximately $1,560,000 at September 30, 1994. LIVE had previously reserved for approximately $4,057,000 of the Carolco receivable and had also received payment on account and other credits from Carolco, which totaled approximately $2,430,000.

Note 5 - Sale of Specialty Retail Division; Use of Proceeds

 On August 31, 1994, LIVE sold its entire interest in its Specialty Retail Division to a group including Castle Harlan, Inc., Ivan R. Lipton, the President of the Specialty Retail Division, and other senior managers of the Specialty Retail Division. The purchaser group also included Jefferson Capital Group, Ltd.; R. Timothy O'Donnell, the President of Jefferson Capital Group, Ltd., is a Director of LIVE. The total purchase price paid to LIVE for the Specialty Retail Division was $35,000,000 in cash.

 LIVE's Series B Cumulative Convertible Preferred Stock (the
"LIVE Series B Preferred") was mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division remaining after the payment of transaction costs and the payment of any debt secured by the Specialty Retail Division. Repayment of the 12% Notes was secured by the stock of the Specialty Retail Division.
As a result of LIVE's early 1994 decision to dispose of its interest in the Specialty Retail Division, a total of $40,000,000 of LIVE Series B Preferred had been re-classified from equity to current liabilities as of December 31, 1993 reflecting LIVE's then expectation to sell the Specialty Retail Division for $40,000,000. LIVE at that time had also expected that the holders of the 12% Notes would extend the maturity date of the 12% Notes on a long term basis beyond September 15, 1994. Due to the demand for payment made by the holders of all $37,000,000 in principal amount of the 12% Notes, LIVE used all of the net proceeds from the sale of the Specialty Retail Division to repay the 12% Notes and no net proceeds remained from the sale to redeem any of the LIVE Series B Preferred. Although LIVE has no obligation to redeem any LIVE Series B Preferred, LIVE from time to time intends to acquire $4 million in liquidation value of the LIVE Series B Preferred (400,000 shares) in the open market. As of September 30, 1994, the aggregate redemption price for the LIVE Series B Preferred was $52,200,000 and that redemption price increases by an additional $600,000 per month through October 1995, when the redemption price reaches $60,000,000 and remains at that price thereafter.

Note 6 - Summary of Significant Accounting Policies

 Background and Operations: LIVE was formed in 1988 and its largest ongoing businesses are LHV and LIVE Entertainment International Inc. (formerly LEI-IVE Entertainment N.V.) ("LEI"), which acquire rights to theatrical motion pictures, children's films and special interest programs (including CD-ROM) which they market and distribute in all media worldwide. LIVE's primary activities are in the distribution of product on videocassettes to wholesalers, retailers and consumers in the United States and Canada (LHV) and internationally (LEI). As described above, in August 1994 LIVE completed the sale of the Specialty Retail Division. LIVE owns an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany. VCL's fiscal year-end is November 30. As discussed below, LIVE also intends to dispose of its interest in VCL. LIVE expects the sale of VCL to be effected in such a manner whereby the buyer assumes all liabilities. LIVE's continuing operations are primarily in a single business segment, the distribution and retail sale of a broad variety of entertainment software products.

 Basis of Presentation: The accompanying consolidated financial statements and footnotes are unaudited and are condensed, as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles, but in the opinion of management of LIVE include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the financial position and results of operations of LIVE. The financial statements include the accounts of LIVE and its subsidiaries - LHV, the Specialty Retail Division, LEI and VCL. The financial statements reflect LIVE's interests in the Specialty Retail Division at December 31, 1993 and VCL at December 31, 1993 and September 30, 1994 as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale" and have been restated to account for the Specialty Retail Division as a discontinued operation and VCL as a disposal of a portion of a line of business. All significant intercompany balances and transactions have been eliminated.

 LIVE suggests that these condensed consolidated financial statements be read in conjunction with its consolidated financial statements for the year ended December 31, 1993 and related notes thereto included on Form 10-K filed with the Securities and Exchange Commission.

 Net Loss Per Common Share: Per share information has been determined on the basis of 12,094,000 weighted average shares outstanding for the three and nine months ended September 30, 1994 and 12,090,000 and 12,089,000 weighted average shares outstanding for the three and nine months ended September 30, 1993, respectively. The net loss per common share for the three and nine months ended September 30, 1994 gives effect to the accretion of the redemption value of the LIVE Series B Preferred of $1,800,000 and $4,200,000 respectively. The net loss per common share for the three months ended September 30, 1993 and September 30, 1994 gives effect to dividends on both the LIVE Series B Preferred and the LIVE Series C Preferred of $938,000 and $942,000, respectively.
The net loss per common share for the nine months ended September 30, 1993 and September 30, 1994 gives effect to dividends on both the LIVE Series B Preferred and the LIVE Series C Preferred of $2,642,000 and $2,819,000, respectively.

Note 7 - Reverse Stock Split

 Management of LIVE intends to apply for listing of LIVE's Common Stock on the NASDAQ Small Cap Market, which requires, among other things, a minimum bid price of $3.00 per share. In connection with LIVE's intent to apply for NASDAQ listing, LIVE's Board of Directors has approved an amendment to LIVE's Restated Certificate of Incorporation to provide for a one for five reverse stock split. At the closing of the market on November 16, 1994, the bid and asked prices of LIVE's Common Stock on the OTC Bulletin Board were $0.50 and $1.00, respectively, per share.

 LIVE must receive the consent of the holders of a majority of its Common Stock, voting together with the holders of LIVE's Series C Preferred, in order for the reverse stock split to become effective. Pioneer LDCA, Inc., the holder of over 50% of the combined voting interest of LIVE's Common Stock and LIVE Series C Preferred, has indicated its intent to consent to the reverse split, and if such consent is granted LIVE will have received sufficient consents to approve the reverse split.

 Even if the reverse stock split is accomplished, there is no assurance that LIVE's application for NASDAQ listing will be accepted.

Note 8 - Litigation

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

 On March 24, 1994, the same day that the signing of a letter of intent with respect to the Merger was announced, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County by an alleged stockholder of LIVE against LIVE, Carolco, certain of Carolco's and LIVE's past and present executive officers and directors, Pioneer and Cinepole Productions B.V., a stockholder of both LIVE and Carolco ("Cinepole"). The complaint alleged, among other things, that the defendants violated their fiduciary duties owed to LIVE's stockholders in connection with the Merger. The plaintiff sought a preliminary and permanent injunction enjoining the Merger under its announced financial terms; an open market auction of LIVE; to the extent the Merger was consummated prior to the entry of a final judgment in the action, rescission of the Merger; repayment of profits and benefits obtained as a result of the defendants' alleged conduct; and attorneys fees and expenses. As a result of the termination of the Merger Agreement between LIVE and Carolco, the plaintiff agreed to voluntarily dismiss this lawsuit, without prejudice, in November 1994.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended September 30, 1994 Compared to Three Months
 Ended September 30, 1993

Continuing Operations

 Net sales of LHV decreased to $33,845,000 in the third quarter of 1994 compared to $38,629,000 during the comparable 1993 quarter. The decrease of $4,784,000 or 12.4% is primarily attributable to a weaker release schedule in the third quarter of 1994 compared to the third quarter of 1993. LHV released only seven rental titles during the three months ended September 30, 1994 compared to eleven rental titles during the comparable period in 1993. There was also a significant decrease in sell-through sales during the third quarter of 1994 compared to the comparable period in 1993 primarily due to the release of Tom & Jerry: The Movie in 1993. There was no comparable sell-through title released in the third quarter of 1994.

 Gross profit of LHV decreased $3,643,000, or 72.8%, to $1,364,000 during the third quarter of 1994 compared to $5,007,000 during the third quarter of 1993. The decrease in gross profit dollars was primarily related to the decrease in sales noted above and an increase in amortization of film rights costs related to adjustments in projected values of certain film properties. As a percentage of sales, gross profit decreased from 13.0% during 1993 to 4.0% during 1994, primarily due to a combination of the decrease in sales, and the increase in amortization of film rights costs.

 Selling, general and administrative expenses of LHV increased $1,366,000, or 31.9%, to $5,647,000 during 1994 compared to
$4,281,000 during 1993. As a percentage of sales, the amount increased from 11.1% during 1993 to 16.7% during 1994. The dollar increase is primarily a result of the reserve of approximately $1,560,000 provided for a receivable owed to LIVE by Carolco and approximately $540,000 in expenses related to the Merger, partially offset by a reduction in overhead expenses. The percentage increase is primarily due to the decrease in sales and the increase in expenses.

 Net interest expense of LHV decreased $360,000, or 20.9%, to $1,362,000 during 1994 compared to $1,722,000 during 1993 resulting from a reduction in amortization of loan fees in the third quarter of 1994.

Discontinued Operations

 As a result of LIVE's decision to dispose of its interests in the Specialty Retail Division and VCL, the Specialty Retail Division's results of operations for the three months ended September 30, 1993 have been restated and accounted for as a discontinued operation. VCL's operating results for the same period have been restated and accounted for as a disposal of a portion of a line of business. Accordingly, the provision for losses during the phase-out period totaling $2,024,000 for the Specialty Retail Division and $3,885,000 for VCL have been accrued and accounted for at December 31, 1993 and are not included in the results of operations for the three months ended September 30, 1994. Losses of $534,000 and $1,091,000 have been charged against the respective provisions during the three months ended
September 30, 1994.

 Nine Months Ended September 30, 1994 Compared to Nine Months
 Ended September 30, 1994

Continuing Operations

 Net sales of LHV decreased to $81,261,000 during the first nine months of 1994 compared to $103,328,000 during the first nine months of 1993. The decrease of $22,067,000, or 21.4%, is primarily attributable to a weaker release schedule in the first nine months of 1994 compared to the first nine months of 1993. LHV released fourteen rental titles during the nine months ended September 30, 1994 compared to twenty-nine rental titles during the comparable period in 1993. There was also a decrease in sell-through sales during the nine months ended September 30, 1994 compared to the comparable period in 1993 primarily due to release of Tom & Jerry: The Movie in 1993. There was no comparable sell-through title released in the first nine months of 1994.

 Gross profit of LHV decreased $8,026,000, or 44.5%, to $10,013,000 during the first nine months of 1994 compared to $18,039,000 during the first nine months of 1993. The decrease in gross profit dollars was primarily related to the decrease in sales and an increase in amortization of film rights costs related to adjustments in projected values of certain film properties. As a percentage of sales, gross profit decreased from 17.5% during 1993 to 12.3% during 1994, primarily due to a combination of the decrease in sales, and the increase in amortization of film rights costs.

 Selling, general and administrative expenses of LHV increased $1,718,000, or 14.2%, to $13,813,000 during 1994 compared to
$12,095,000 during 1993. As a percentage of sales, the amount increased from 11.7% during 1993 to 17.0% during 1994. The dollar increase is primarily a result of the reserve of approximately $1,560,000 million provided for a receivable owed to LIVE by Carolco and approximately $1,000,000 in expenses related to the Merger, offset by reduced overhead expenses. The percentage increase is primarily due to the decrease in sales and the increase in expenses.

 Net interest expense of LHV decreased $17,000, or .5%, to $3,791,000 during the first nine months 1994 compared to $3,808,000 during the first nine months 1993.

Discontinued Operations

 As a result of the Board of Directors' decision to dispose of LIVE's interests in the Specialty Retail Division and VCL, the Specialty Retail Division's results of operations for the nine months ended September 30, 1993 have been restated and accounted for as a discontinued operation. VCL's operating results for the same period have been restated and accounted for as a disposal of a portion of a line of business. Accordingly, the provision for losses during the phase-out period totaling $2,024,000 for the Specialty Retail Division and $3,885,000 for VCL have been accrued and accounted for at December 31, 1993 and are not included in the results of operations for the nine months ended September 30, 1994. Losses of $1,858,000 and $3,054,000 have been charged against the respective provisions during the nine months ended September 30, 1994.

Liquidity and Capital Resources

 In the second quarter of 1994, management of LIVE decided to begin releasing fewer rental titles per month than in prior years for a number of reasons, among them being: (a) fewer titles being purchased by LIVE since late 1991 due to the liquidity problems encountered by LIVE since that time, (b) a shift in rental market tastes, with a much greater portion of video store purchases being devoted to theatrically released "A" titles than lower budgeted, straight to video or television "B" titles that have been the predominant titles released by LIVE since 1992, and (c) an increase in the absolute number of "B" titles in the marketplace, resulting in increased competition for decreasing retailer purchase funds. Management currently intends to address these issues by (i) reducing its number of rental titles released per month, particularly the direct-to-video "B" titles, allowing LIVE's marketing and sales forces to place increased emphasis on a smaller number of titles, (ii) acquiring more rights to films than only domestic video rights (including theatrical, television, international and CD-ROM) and diversifying its business to license such additional rights directly rather than through intermediaries,
(iii) continuing LIVE's focus on the sell-through business, exploiting LIVE's library of over 2,000 titles including children's and special interest programs, and (iv) attempting to release a higher percentage of "A" titles by increasing its efforts to acquire films with greater theatrical release potential. Obtaining the Foothill Credit Facility was a critical factor in this latter effort.

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

 At September 30, 1994, LIVE had total current assets of $133,641,000 and total current liabilities of $82,210,000, resulting in working capital of $51,431,000, an increase of $45,634,000 compared to LIVE's working capital at December 31, 1993.

 Historically, LIVE has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of the 12% Notes. For the nine months ending September 30, 1994, LIVE generated positive cash flow from continuing operations of $27,727,000.

 On May 11, 1992, LHV entered into a three-year distribution agreement with WEA Corp. ("WEA") that became effective on June 1, 1992. Under the terms of the agreement, WEA advanced $20,000,000 to LHV, recoupable from distribution revenues during the three-year term of the agreement at the rate of $555,555 per month plus interest at LIBOR (5.06% at September 30, 1994) plus 0.2%, not to exceed the prime rate. The advance is secured by a first priority security interest in certain of LHV's FHE catalog titles. The amount of the advance outstanding as of September 30, 1994 was $5,000,000.

 In 1993, LIVE received a total of $37,000,000 upon issuance of the 12% Notes. The entire principal amount of the 12% Notes, plus accrued interest, was repaid in September and October 1994.

 Investing activities generated a negative cash flow during the first nine months of 1994 of $309,000, primarily as a result of the acquisition of property and equipment at LHV.

 On November 16, 1994 LIVE entered into the Foothill Credit Facility. Borrowings available under the Foothill Credit Facility are limited to $20,000,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum of $30,000,000. Management of LIVE expects to be able to draw on the Facility by November 30, 1994. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LIVE and its subsidiaries. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly.
In no event will interest under the loan be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4% of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios.

 The Foothill Credit Facility replaced the Previous Facility on which no amounts were outstanding.

 LIVE believed that at the end of 1994 it may have been in violation of the minimum consolidated net worth covenant contained in the Indenture. Such default would have permitted the trustee thereunder or holders of 25% in aggregate principal amount of the LIVE Increasing Rate Notes to give notice and accelerate the indebtedness represented by the LIVE Increasing Rate Notes.

 In November 1994, a majority of the holders of the LIVE Increasing Rate Notes have agreed to eliminate the minimum net worth covenant contained in the Indenture, thereby removing the possibility that LIVE might have defaulted under that covenant in 1995. As part of the amendment of the Indenture, LIVE agreed to increase the interest rate on the LIVE Increasing Rate Notes from 10% per annum to 12% per annum effective October 18, 1994. The interest rate on the LIVE Increasing Rate Notes was scheduled to increase to 12% in March 1996.

 Dividends on the LIVE Series C Preferred, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the LIVE Series C Preferred, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30, 1993, December 31, 1993 and June 30, 1994 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the LIVE Series B Preferred, which prohibit the payment of dividends on the LIVE Series C Preferred unless the aggregate amount of such dividends, together with all cash dividends paid on the LIVE Series B Preferred, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the LIVE Series B Preferred and LIVE Series C Preferred. LIVE has had a consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the LIVE Series B Preferred, LIVE was prohibited from paying the June 30, 1993, December 31, 1993, and June 30, 1994 cash dividends on the LIVE Series C Preferred which, together with accrued and unpaid dividends thereon, totalled $973,885 as of September 30, 1994.

 The unpaid LIVE Series C Preferred dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the LIVE Series C Preferred. LIVE intends to pay the June 30, 1993, December 31, 1993 and June 30, 1994 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the LIVE Series B Preferred has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the Delaware General Corporation Law ("DGCL").

 LIVE experienced negative cash flows from financing activities of $16,230,000 during the first nine months of 1994 primarily due to interest payments on bank debt, repayment of the 12% Notes and payments on long term obligations.

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

 On March 24, 1994, the same day that the signing of a letter of intent with respect to the Merger was announced, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County by an alleged stockholder of LIVE against LIVE, Carolco, certain of Carolco's and LIVE's past and present executive officers and directors, Pioneer and Cinepole. The complaint alleged, among other things, that the defendants violated their fiduciary duties owed to LIVE's stockholders in connection with the Merger. The plaintiff sought a preliminary and permanent injunction enjoining the Merger under its announced financial terms; an open market auction of LIVE; to the extent the Merger was consummated prior to the entry of a final judgment in the action, rescission of the Merger; repayment of profits and benefits obtained as a result of the defendants' alleged conduct; and attorneys fees and expenses. As a result of the termination of the Merger Agreement between LIVE and Carolco, the plaintiff agreed to voluntarily dismiss this lawsuit, without prejudice, in November 1994.

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

ITEM 3(b).  DEFAULTS UPON SENIOR SECURITIES - DIVIDEND ARREARAGE
            ON PREFERRED STOCK

 Dividends under the LIVE Series C Preferred, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the LIVE Series C Preferred, are due on June 30 and December 31 of each year. Although the $208,333 dividend scheduled to be paid on June 30, 1993, the $380,208 dividend scheduled to be paid on December 31, 1993 and the $389,844 dividend scheduled to be paid on June 30, 1994 all were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the LIVE Series B Preferred, which prohibit the payment of dividends on the LIVE Series C Preferred unless the aggregate amount of such dividends, together with all cash dividends paid on the LIVE Series B Preferred, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the LIVE Series C Preferred and the LIVE Series B Preferred. LIVE has had a consolidated net loss since March 23, 1993. Thus, pursuant to the terms of the LIVE Series B Preferred, LIVE was prohibited from paying the June 30, 1993, December 31, 1993 and June 30, 1994 cash dividends on the LIVE Series C Preferred.

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

ITEM 5.  OTHER INFORMATION

 In March 1994, LIVE and Carolco reached agreement in principle on a business combination (the "Merger"), and executed a Merger Agreement with respect thereto on August 11, 1994. On October 13, 1994 LIVE and Carolco jointly announced that they had agreed to terminate the Merger Agreement between the two companies and end all discussion regarding a possible business combination.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits:               11 - Computation of Loss Per Common
                         Share (Unaudited).

 Reports on Form 8-K: On September 15, 1994 LIVE filed a Form
                      8-K regarding the sale of the Specialty
                      Retail Division and the proposed Merger
                      with Carolco.

                                SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LIVE ENTERTAINMENT INC.



Dated: November 18, 1994      By: /s/   MICHAEL J. WHITE
                              Michael J. White
                              Acting Chief Financial Officer
                                    EXHIBIT 11

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                       COMPUTATION OF LOSS PER COMMON SHARE
                                    (Unaudited)
                   (Amounts in Thousands, Except Per Share Data)

                                           Three Months Ended Nine Months Ended
                                             September 30,    September 30,
                                             1993   1994       1993   1994



PRIMARY AND FULLY DILUTED
 Weighted average shares outstanding . . .12,090   12,094    12,089    12,094

 Net loss from continuing operations . . $(2,948) $(6,626) $ (3,704) $(10,834)
 Net loss from discontinued operations ..  .(330)      --    (1,843)    --
 Less preferred dividends. . . . . . . ..    938       942    2,642     2,819
 Less accretion in redemption value of
  LIVE Series B Cumulative Convertible
  Preferred Stock. . . . . . . . . . .  .     --     1,800     --       4,200

 Net loss attributable to common stock . $(4,216)  $(9,368) $(8,189) $(17,853)

 Net loss per common share
  Continuing operations. . . . . . . .  .$ (0.32)  $ (0.77) $ (0.53)  $ (1.48)
  Discontinued operations. . . . .  . . .(  0.03)       --    (0.15)       --
 Net loss. . . . . . . . . . . . . . .. .$ (0.35)  $ (0.77)  $(0.68)   $(1.48)