Form 10-K
period 1994-12-31
LIVE ENTERTAINMENT INC
filed 1995-03-21
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1994
                                    OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                        Commission File No. 0-17342

                          LIVE ENTERTAINMENT INC.
          (Exact name of Registrant as specified in its charter)

          Delaware                          95-4178252
         (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

         15400 Sherman Way, Van Nuys, California91406
         (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code: (818) 988-5060

        Securities registered pursuant to Section 12(b) of the Act:

                                           Name of exchange on
         Title of each class                 which registered
         Common Stock, $.01 par value      Nasdaq SmallCap Market
         Series B Cumulative Convertible   Nasdaq SmallCap Market
         Preferred Stock, $1.00 par value

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of February 28, 1995 was approximately $3,527,969.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court.  Yes X   No

    As of February 28, 1995, there were 2,418,700 shares of the Registrant's Common Stock, 5,600,000 shares of the Registrant's
Series B Cumulative Convertible Preferred Stock and 15,000 shares of the Registrant's Series C Convertible Preferred Stock outstanding.

                                  PART I

ITEM 1.   BUSINESS

Introduction

     LIVE Entertainment Inc., a Delaware corporation (the "Company" or "LIVE") was formed in 1988 and its largest ongoing businesses are LIVE Home Video Inc. ("LHV") and LIVE Entertainment International Inc. (formerly known as LEI-IVE Entertainment N.V.) ("LEII"), which acquire rights to theatrical motion pictures, children's films and special interest programs which they market and distribute in all media to wholesalers, retailers and consumers in the United States and internationally. The Company owns an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany and as discussed below under "Recent Developments for the Company - Decision to Dispose of VCL," the Company has entered into a preliminary agreement to dispose of its interest in VCL. In August 1994, the Company sold its "Specialty Retail Division," consisting of its formerly wholly owned subsidiary, Strawberries Inc. ("Strawberries"), and Strawberries' wholly owned subsidiary, Waxie Maxie Quality Music Co. ("Waxie Maxie"). The Specialty Retail Division is engaged in the sale of audio records and tapes, compact discs and video products through retail stores in the Northeastern United States and the Baltimore/Washington D.C. metropolitan area.
  The Company's continuing operations are primarily in a single business segment, the distribution and sale of a broad variety of entertainment software products.

     The Company's executive offices are located at 15400 Sherman
Way, Suite 500, Van Nuys, California 91406 and its telephone number is (818) 988-5060.

     Operating Structure

          The following chart outlines the operating structure of the Company as of December 31, 1994. All except LIVE Home Video and LIVE Film and Mediaworks are unincorporated divisions of the Company's subsidiaries.

                                                    LIVE Entertainment Inc.


LIVE Productions LIVE Entertainment LIVE Home Video LIVE           LIVE Television   LIVE Interactive  LIVE Film and
(production and  (theatrical        (home video     International  (cable, pay, pay  (interactive      Mediaworks
acquisition      distribution of    distribution)   (international per view, network products          (contracting
of motion        motion picture                     distribution)  television        including CD-ROM) entity for
picture product) product)                                          licensing)                          productions,
                                                                                                       acquisitions
                                                                                                       and
                                                                                                       programming)

                                    Family Home
                                    Entertainment
                                       (FHE)
                                    (children's
                                    programming)

Recent Developments for the Company

Amendment of Restated Certificate of Incorporation to Effectuate
One For Five Reverse Stock Split

     On December 9, 1994, the Company filed with the Delaware Secretary of State a Certificate of Amendment (the "Certificate of Amendment") to the Company's Restated Certificate of Incorporation (the "Restated Certificate"), amending Article FOURTH of the Restated Certificate to reclassify every five outstanding shares of its common stock, par value $.01 per share ("Prior Common Stock"), as one share of the Company's common stock having the same par value and other powers, preferences and rights as the Prior Common Stock (such shares of reclassified Prior Common Stock are sometimes hereinafter referred to as shares of "Common Stock") (the "Reverse Stock Split").

     The Reverse Stock Split was approved by the affirmative written consent of holders of over 64% of the Prior Common Stock and the Company's Series C Convertible Preferred Stock (the "Series C Preferred Stock"), voting together as a single class, pursuant to a Consent Solicitation Statement dated November 23, 1994. Only holders of record of the Prior Common Stock and Series C Preferred Stock at the close of business on October 31, 1994 were entitled to consent to the Reverse Stock Split.

     Holders of Prior Common Stock as of December 9, 1994 who held a number of shares that was not evenly divisible by five will receive cash in lieu of fractional shares of Common Stock that arose as a result of the Reverse Stock Split valued at $3.8125 per share.

     The Company has authorized American Stock Transfer & Trust Company to act as exchange agent (the "Exchange Agent") for purposes of effecting an exchange of stock certificates, and has sent letters of transmittal to holders of Prior Common Stock as of December 9, 1994 for use by stockholders in transmitting their stock certificates representing shares of Prior Common Stock to the Exchange Agent in exchange for new certificates representing the number of shares of Common Stock into which their shares of Prior Common Stock have been reclassified in the Reverse Stock Split, together with cash for any fractional shares. No cash payment or delivery of a certificate representing Common Stock will be made to a stockholder until the stockholder has surrendered his outstanding certificates representing Prior Common Stock together with the letter of transmittal to the Exchange Agent.

     Until so surrendered, each stock certificate formerly representing shares of Prior Common Stock shall be deemed for all purposes to represent the number of whole shares of Common Stock to which the holder thereof is entitled, together with the amount of cash in lieu of fractional shares, if any, arising as a result of the Reverse Stock Split.

Listing of Common Stock on Nasdaq SmallCap Market

     On October 11, 1994, the New York Stock Exchange ("NYSE") commenced de-listing proceedings for the Prior Common Stock (traded under the symbol "LVE") due to the Company's failure to meet the NYSE's listing criteria relating to net tangible assets available to common stock and three year average net income. The Company subsequently applied to have the Common Stock listed under the Nasdaq Stock Market's SmallCap Market (the "SmallCap Market").
That application was accepted and on January 17, 1995, the Common Stock was first listed on the SmallCap Market, under the symbol "LIVE".

Termination of Agreement on Business Combination with Carolco
Pictures Inc. ("Carolco")

     In March 1994, LIVE and Carolco reached agreement in principle on a business combination (the "Merger"), and executed a Merger Agreement with respect thereto on August 10, 1994 (the "Merger Agreement"). On October 13, 1994 LIVE and Carolco jointly announced that they had agreed to terminate the Merger Agreement between the two companies and to end all discussions regarding a possible business combination. In 1994, LIVE incurred approximately $1,000,000 in expenses in connection with the Merger. As a result of the December 1994 agreement discussed below under "Compensation Committee Interlocks and Insider Participation - Arrangements with Mr. Pierson or Affiliates - Carolco," which settled all open accounts between LIVE and Carolco, LIVE wrote off the remaining unpaid receivable amount of $6,211,000 that LIVE had recorded in its financial records as owing from Carolco, the entire amount of which previously had been reserved for.

Sale of Specialty Retail Division; Use of Proceeds

     On August 31, 1994, LIVE sold its entire interest in its Specialty Retail Division to a group including Castle Harlan, Inc., Ivan R. Lipton, the President of the Specialty Retail Division, and other senior managers of the Specialty Retail Division. The purchaser group also included Jefferson Capital Group, Ltd. ("Jefferson Capital"); R. Timothy O'Donnell, the President of Jefferson Capital, is a Director of LIVE. The total purchase price paid to LIVE for the Specialty Retail Division was $35,000,000 in cash.

     LIVE's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") was mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division remaining after the payment of transaction costs and the payment of any debt secured by the Specialty Retail Division. LIVE's $37,000,000 of 12% Senior Secured Subordinated Notes (the "12% Notes") became due and payable in September and October 1994, and repayment of the 12% Notes was secured by the stock of the Specialty Retail Division. Due to the demand for payment made by the holders of all $37,000,000 in principal amount of the 12% Notes, LIVE used all of the net proceeds from the sale of the Specialty Retail Division to repay the 12% Notes, and no net proceeds remained from the sale to redeem any of the Series B Preferred Stock.

     As of December 31, 1994, the aggregate redemption price for the Series B Preferred Stock was $50,400,000 ($9.00 per share) and that redemption price increases by an additional $560,000 per month through October 1995, when the redemption price reaches $56,000,000 ($10.00 per share) and remains at that price thereafter.

Purchase of Series B Preferred Stock

     Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred from time to time, either through private purchases or through open market purchases.
Through March 15, 1995, LIVE acquired, and subsequently retired, a total of 1,800,000 shares of the Series B Preferred Stock at an average price of under $4.00 per share.

Foothill Credit Facility

     On November 16, 1994 LIVE replaced its prior credit facility from a group of banks headed by Chemical Bank (the "Previous Facility") with a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). Borrowings available under the Foothill Credit Facility are limited to $20,000,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LIVE and its subsidiaries. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provides for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of December 31, 1994 the Company was in compliance with all such financial ratios.



Removal of Net Worth Covenant from Indenture

     By late 1994, LIVE believed that at the end of 1994 it may have been in violation of the minimum consolidated net worth covenant contained in the Indenture (the "Indenture") governing its $40,000,000 of Increasing Rate Senior Subordinated Notes Due 1999 (the "LIVE Increasing Rate Notes"). Such default would have permitted the trustee thereunder or holders of 25% in aggregate principal amount of the LIVE Increasing Rate Notes to give notice and accelerate maturity of the indebtedness represented by the LIVE Increasing Rate Notes.

     In November 1994, a majority of the holders of the LIVE Increasing Rate Notes agreed to amend the Indenture to eliminate the minimum net worth covenant contained in the Indenture, thereby removing the possibility that LIVE might have defaulted under that covenant in 1995. As part of the amendment of the Indenture, LIVE agreed to increase the interest rate on the LIVE Increasing Rate Notes from 10% per annum to 12% per annum effective October 18, 1994. The interest rate on the LIVE Increasing Rate Notes previously was scheduled to increase to 12% in March 1996.

Decision to Dispose of VCL

     In March 1994, both as a result of a desire of the Company to focus its efforts on its core entertainment business and as a result of the agreement in principle on the Merger, the Board of Directors of the Company decided to dispose of the Company's interest in VCL. Accordingly, the Company's interest in VCL was recorded as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale" as of December 31, 1993 and 1994 and was written down to its estimated net realizable or liquidation value. The operating statements presented were restated to separately disclose the results of operations of VCL as a disposal of a portion of a line of business.

     In February 1995, the Company and certain of its affiliates, on the one hand, and Datty Ruth, the owner of 19% of VCL, and Apricot Computer GmbH ("Apricot"), on the other, entered into a preliminary agreement whereby the Company's 81% interest in VCL, as well as all receivables owed by VCL to the Company or its affiliates, will be transferred to Ruth and Apricot. The total consideration to be received by the Company and its affiliates in connection with such transactions is approximately $7,900,000, of which approximately $3,100,000 was received in February 1995. The Company could receive additional amounts depending upon the post closing profits of VCL; furthermore, the Company will be entitled to share in the profits from future sales of VCL if, following closing but no later than December 31, 1996, greater than 19% of VCL is sold for greater than $4,800,000.

     Consummation of the transactions contemplated by the preliminary agreement is subject to the execution and completion of definitive agreements. The parties expect the transactions contemplated by their preliminary agreement to be finalized during 1995.

Management Changes

     Since the beginning of 1994, Satoshi Matsumoto, Mario Kassar, David Mount and Lynwood Spinks resigned from the Board of Directors, and Gregory R. Pierson, Roger A. Burlage, Ryuichi Noda and Michael J. White have been appointed as Directors. None of the departures from the Board of Directors was the result of any dispute with the Company.

Entertainment Marketing and Distribution Operations

General

     Historically, the operations of LHV and VCL focused on the acquisition and distribution of home video programming in the United States and Canada (through LHV) and in German-speaking Europe (through VCL), by marketing and distributing videocassettes to wholesalers, retailers and consumers directly. In early 1994, the Company announced plans to expand its business activities into the theatrical release of a limited number of motion pictures and the direct licensing of international, television rights and other ancillary rights to third parties rather than through intermediaries. Further, in late 1994, LIVE released its first interactive product through its newly formed interactive division. This expansion is meant to enhance the core video business of LIVE without the addition of significant overhead costs. Examples of this activity include LIVE's acquisition of all rights to the film Wagons East (a Western comedy starring John Candy and Richard Lewis), as well as the Company's acquisition of various rights to the motion picture Top Dog, a Chuck Norris film that will be released theatrically in early 1995. International and television rights were among the rights acquired in both these productions. The theatrical success of a motion picture is a crucial factor in generating revenues in all media. Given shifting consumer tastes and the popularity and availability of other forms of entertainment, and given also that the Company often commits to acquire projects in the early stages of their development, it is impossible to predict the profitability of any particular motion picture.

     LHV controls the United States and Canadian home video rights (hereinafter referred to as "domestic home video rights") to a catalog of approximately 2,000 titles, inclusive of approximately 1,000 titles acquired from Vestron Inc. in 1991. Vestron was an independent home video supplier with approximately 1,000 titles in its catalog, including such titles as Dirty Dancing, Platoon, Hoosiers, the Smithsonian Series, the National Audubon Series and others, including the rights to exploit all sequels to Dirty Dancing. Vestron is a label exclusively distributed by LHV.

     As an independent distribution company, the Company acquires the rights to programming from a variety of sources, including production companies and independent producers. The Company often acquires the rights to completed motion pictures. However, in order to secure rights to motion pictures which might not otherwise be available to the Company (such as international, television and interactive), and to acquire a wider array of distribution rights on more favorable terms, the Company also secures the rights to motion pictures prior to or during production. Because of the significant financial commitment made by the Company to acquire distribution rights to its product, the Company frequently becomes involved with, and has active input on, projects at the earliest possible date, from development through physical production and completion of the finished film, and generally has control over all key production elements.

     Distribution rights which the Company may acquire include (a) domestic: home video, free television, pay television (including cable and pay-per-view), theatrical and electronic publishing, and
(b) international: all media.

The United States Motion Picture Industry

     The United States motion picture industry encompasses the production and theatrical exhibition of feature-length motion pictures and the subsequent distribution of such pictures in home video, television and other ancillary markets. The industry is dominated by the major studios, including Universal Pictures, Warner Bros., Twentieth Century Fox, MGM, Sony Pictures Entertainment (including Columbia Pictures and Tri-Star Pictures), Paramount Pictures and Walt Disney Company, which historically have produced and distributed the majority of theatrical motion pictures released annually in the United States. In recent years, however, other motion picture production companies such as The Samuel Goldwyn Company, New Line Cinema Corporation, Republic Pictures, Castle Rock Entertainment and Morgan Creek Productions, Inc. have played an important role in the production of motion pictures for the worldwide feature film market. There are also a large number of smaller production companies that produce theatrical motion pictures.

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

     Upon completing the screenplay and arranging financing commitments, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed; finalizes the filming schedule and production budget; obtains insurance and secures completion guarantees, if necessary or available (as recently the costs of securing such guarantees has increased and the number of companies providing such guarantees has decreased); establishes filming locations and secures any necessary studio facilities and stages; and prepares for the start of actual filming.

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

     The typical cost of a motion picture produced by an independent production company for limited distribution ranges from approximately $1,000,000 to $15,000,000 as compared with an average of more than $28,000,000 for commercial films produced by major studios for wide release. Production costs consist of acquiring or developing the screenplay, film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution expenses, which consist primarily of the costs of advertising and release prints, are not included in direct production costs.

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

     "Pre-sales" and negative pickup financing are often used by independent film companies to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees paid to the producer by third parties in return for the right to exhibit the completed motion picture in theaters or to distribute it in home video, television, foreign or other ancillary markets. Producers with distribution capabilities may retain the right to distribute the completed motion picture either domestically or in one or more foreign markets. Other producers may separately license theatrical, home video, television, foreign and all other distribution rights among several licensees.

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

Motion Picture Distribution

     Motion picture distribution encompasses the distribution of motion pictures in theaters and in ancillary markets such as home video, pay-per-view, pay television, broadcast television, foreign and other markets. The distributor typically acquires rights from the producer to distribute a motion picture in one or more markets. For its distribution rights, the distributor typically agrees to advance the producer a certain minimum royalty or guarantee, which is to be recouped by the distributor out of revenues generated from the distribution of the motion picture and is generally non-refundable. Generally, the producer also is entitled to receive a participation equal to an agreed-upon percentage of all net revenues received from distribution of the motion picture over and above the advance.

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

Acquisition of Motion Picture Distribution Rights by the Company

General

     Distribution rights to motion pictures can encompass various media (e.g., theatrical, home video, free or pay television, electronic publishing, CD-ROM, interactive) and various markets or territories (e.g., the United States and Canada, Great Britain and Japan). The Company prefers to acquire worldwide distribution rights to a motion picture in all media wherever feasible, although historically the Company has focused its activities in the domestic video market.

Domestic Home Video Distribution Rights

     LHV has developed operating strategies which it believes enhance sales and profit growth potential by focusing on securing long-term access to commercially viable motion pictures primarily for video release. It categorizes the feature films it releases in video by reference to relative acquisition costs and expected unit sales. "A+" titles generally are those films with some combination of significant box office revenues, established stars, wide theatrical distribution and/or large budgets. "A" titles usually are feature films with cast or other elements which give them a defined audience appeal and which also receive wide theatrical distribution. Those films categorized as "B" titles generally include a variety of more modestly budgeted films which, if released theatrically, are done so on a limited or regional basis. In addition to motion picture product, LHV also acquires non-theatrical programming such as sports and fitness programming, children's programming, special interest products and interactive programs.

     As a result of its agreement with Carolco, LHV has in the past secured access to broadly distributed theatrical motion pictures. Carolco has granted to LHV domestic home video rights to motion pictures produced or controlled by Carolco on which principal photography has commenced prior to July 31, 1995 or for which LHV has paid an advance to Carolco prior to such date. Canadian home video rights have not been granted to LHV in the case of several films produced by Carolco. In consideration for the rights granted by Carolco, LHV has agreed to pay Carolco certain advances for each picture. These advances are recoupable from LHV's net receipts from video distribution of the pictures. This agreement guarantees that LHV will receive a certain minimum distribution fee; there is a corresponding upper limit on the total gross distribution fee that LHV can earn. In December 1994, as part of an agreement settling all open accounts between them, LIVE and Carolco agreed that for purposes of their settlement only, all films previously produced under this agreement would be deemed to have earned the minimum distribution fee. See "Compensation Committee Interlocks and Insider Participation - Arrangements with Mr. Pierson or Affiliates - Carolco," below. "Net receipts" generally are LHV's wholesale receipts less certain expenses such as marketing and costs of manufacturing. These agreements have been (or will be in the case of any future amendments or pictures) approved by the independent committees of LIVE's Board of Directors (including members elected by holders of the Series B Preferred Stock) and Carolco's Board of Directors. During 1994, LHV released no Carolco titles under this arrangement. Because the Company has entered into a separate distribution agreement with the distributor of the film Cutthroat Island outside of the terms of the LIVE/Carolco output agreement (See "Compensation Committee Interlocks and Insider Participation - Arrangements with Mr. Pierson or Affiliates
- - Carolco," below), the Company does not anticipate releasing any additional video titles under this arrangement, if any, until 1996.

     In March 1993, a subsidiary of LHV entered into a distribution agreement with Miramax Film Corp. ("Miramax") for the video release by LHV of a number of motion pictures, some of which have been theatrically released by Miramax domestically, including The Crying Game, The Piano, House of the Spirits and Fortress. The Piano won three Academy Awards, including Best Actress, out of eight nominations. LHV released The Crying Game, along with ten other titles, during 1993, five titles under such distribution agreement, including The Piano, during 1994, and one title will be released in 1995.

     Pursuant to various other agreements with independent motion picture producers, exclusive of Carolco and Miramax, LHV released eighteen other feature film titles during 1994. LHV anticipates releasing on home video a total of between 50 to 75 feature films in 1995 through 1996. Management believes that, under current market conditions, "B" titles generally will be available at favorable prices on a title by title basis, either in the pre-production stage or as finished product. LHV also intends to continue to pursue opportunities to acquire video rights in children's, budget line and special interest programming.

     Domestic home video rights, when acquired under exclusive licenses without other rights, are typically acquired for a term of 15 years or more, in return for non-refundable advances against future royalties which are generally based on either a percentage of LHV's wholesale selling price or a percentage of profit contribution derived from the sale of videocassettes. In most instances, the advance is paid on or after the delivery of the applicable picture to the Company, which typically occurs six to twelve months prior to video release. Furthermore, the licenses may require the film's producer or distributor to make certain minimum print and advertising expenditures toward the theatrical release of the motion picture. In those instances where LHV pays a substantial portion of the royalty advance prior to completion, a completion bond in favor of LHV guaranteeing that a movie will be finished is almost always required, or the funds are escrowed or secured by a letter of credit. Acquisition costs vary substantially from title to title, depending on LHV's assessment of the projected demand for the program.

     LHV, under its children's programming label, Family Home Entertainment ("FHE"), has over the years built a substantial library of children's titles. In 1988, FHE secured worldwide rights to release videocassettes of the Teenage Mutant Ninja Turtles animated television series. LHV also has an agreement with Broadway Video Entertainment granting it home video rights to programs including Rudolph the Red Nosed Reindeer, Frosty the Snowman, Santa Claus is Coming to Town, The Little Drummer Boy, Here Comes Peter Cottontail and Frosty Returns. In addition, license agreements have been secured for programming featuring the products of major toy manufacturers including such licensed characters as Robotech, Pound Puppies, G.I. Joe, Transformers, JEM, Mapletown, Velveteen Rabbit, Strawberry Shortcake, The Mad Scientist, Babar, Care Bears, Bucky O'Hare, Hello Kitty and Friends, The New Adventures of Gigantor, Phantom 2040, Papa Beaver, The Highlander (animation), Enchanted Camelot, Skysurfer Strike Force, The Bears Who Saved Christmas, Santa's Christmas Crash and Santa's Christmas Snooze. Management of LHV intends to continue LHV's emphasis on building and exploiting its FHE library.

     LHV also distributes non-theatrical products such as the Smithsonian Series and the Audubon Series. LHV distributes music videos, including those by Michael Jackson, the Rolling Stones and the Doobie Brothers. Sports and fitness titles include the PGA Tour, a Jose Canseco instructional tape and Paula Abdul and Marla Maples fitness tapes.

     LHV maintains its own sales organization which prepares sales and marketing plans for new release and catalog promotions, and, in conjunction with the sales force of WEA Corp. ("WEA"), works closely with wholesale distributors, rackjobbers and key retailers in the United States. Pursuant to an agreement expiring in May 1995, WEA handles all physical aspects of United States sales, distribution, billing and collections for LHV. LHV and WEA are currently negotiating the terms of an extension of this agreement, although there can be no assurance such an extension will be agreed upon, or if so, what the terms of such extension will be. LHV, through its wholly owned subsidiary LIVE America Inc., has a similar arrangement with MCA Canada Ltd., with respect to LHV's Canadian sales, marketing and distribution activities under an agreement that expires in 1997, subject to a three year option to extend in favor of LIVE America Inc.

     In the past, LIVE generally acquired only home video rights and not the rights to broadcast or cablecast programs or to exhibit programs on pay-per-view television or in movie theaters or similar locations. Historically, where these other rights were acquired, LIVE exploited them by sublicensing the rights to third parties whose principal businesses included exploitation of such rights.
In early 1994, LIVE expanded its business activities into the theatrical distribution of a limited number of motion pictures and the direct licensing of international and television rights to third parties rather than through intermediaries. LIVE is acquiring, and will continue to acquire, more of these titles with worldwide or North American rights in all media.

     In the second quarter of 1994, management of LHV decided to begin releasing fewer rental titles per month than in prior years for a number of reasons, among them being: (a) fewer titles being purchased by LIVE since late 1991 due to the liquidity problems encountered by LIVE since that time, (b) a shift in rental market tastes, with a much greater portion of video store purchases being devoted to theatrically released "A" titles than direct-to-video or direct-to-television "B" titles that have been the predominant titles released by LHV since 1992 and (c) an increase in the absolute number of "B" titles in the marketplace, resulting in increased competition for decreasing retailer purchase funds. Management of LIVE has addressed these issues by (i) reducing its number of rental titles released per month, particularly the direct-to-video "B" titles, allowing LHV's marketing and sales forces to place increased emphasis on a smaller number of titles,
(ii) acquiring more rights to films than only domestic video rights (including theatrical, television, international and CD-ROM) and diversifying its business to license such additional rights directly rather than through intermediaries, (iii) continuing LHV's focus on the sell-through business, exploiting LHV's library of over 2,000 titles including children's and special interest programs and (iv) attempting to release a higher percentage of "A" titles by increasing its efforts to acquire films with greater theatrical release potential.

     Management of LIVE believes that the decrease in revenues due to fewer rental releases per month will eventually be compensated for through a combination of increased ancillary revenues (such as theatrical, television, international and CD-ROM) and higher revenues per rental release due to a combination of increased focus on fewer titles and a higher percentage of "A" title acquisitions. There is no assurance that this will be the case, however.

Other Domestic Distribution Rights

     Historically, LHV only occasionally acquired theatrical distribution rights to certain of its films. However, when those rights were acquired - for films such as Tom and Jerry - The Movie, Reservoir Dogs, Bad Lieutenant, American Heart, Light Sleeper and Bob Roberts, for example - LHV exploited the rights by sublicensing them to third parties whose principal businesses included exploitation of such rights. Management of LIVE considers the theatrical distribution of a film extremely important as a marketing tool which enhances video and international sales and thus LIVE intends to acquire theatrical distribution rights as part of the overall acquisition where possible, even if a film ultimately will not be released theatrically. While LIVE forecasts at best a break even position for its theatrical division due to the risks inherent in that business, management of LIVE believes that the theatrical market has significant upside potential should any particular film perform well. It is not uncommon for films with theatrical losses to have increased performance in video and other ancillary media that partially or totally offset such theatrical losses.

     Of those films to which LIVE holds domestic theatrical distribution rights, LIVE intends to release some through its own distribution channels or distribute through third parties. LIVE will exploit Top Dog, a film staring Chuck Norris and for which the Company acquired all U.S. domestic and Japanese distribution rights, in the United States and Canada in early 1995 through the theatrical distribution division of MGM. In addition, LIVE is in various stages of development and pre-production on a number of projects, including Shockwave, directed by David Twohy (writer of The Fugitive and Waterworld), I, Assassin, executive produced by Mace Neufeld and Robert G. Rehme (producers of Beverly Hills Cop III, Patriot Games and Clear and Present Danger), and The Substitute, directed by Robert Mandel (director of School Ties, fx and Big Shots).

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

International Distribution Rights

     International distribution rights include rights in various media (e.g., television, theatrical and home video) and to various territories (e.g., the United Kingdom, Japan and the Benelux nations). To acquire these rights, LIVE is required to pay a minimum guarantee. The minimum guarantee, along with specific recoupable marketing and other expenses, is recovered from the motion picture's gross revenues before the producer begins to participate in the net revenues. Historically, LIVE only occasionally acquired international distribution rights to certain of its films, mainly through the acquisition of the Vestron library. LIVE has for some time maintained a small in-house international sales staff and utilized outside sales agents to exploit those rights. However, often when international rights were acquired (e.g., for films such as Light Sleeper), LIVE exploited the rights by sublicensing them to third parties such as Carolco whose principal businesses included the further sublicensing of such rights, and LIVE paid a fee for such sublicensing activities. In 1994, LIVE expanded its sales force to manage international sales and to more aggressively promote its motion pictures at foreign film markets, including the Cannes Film Festival in France, the American Film Market in Los Angeles and MIFED in Italy.

Other International Activities

     In addition to LIVE's enhanced international sales division, the Company conducts its foreign home video operations through a series of domestic and foreign subsidiaries, including LIVE Film and Mediaworks Inc. ("LFM") and VCL. The activities of VCL are in the German-speaking market in Europe. In March 1994, primarily as a result of a desire of LIVE to focus its efforts on its core domestic entertainment business, the Board of Directors of the Company decided to seek to sell LIVE's interest in VCL.

     In February 1995, the Company and certain of its affiliates, on the one hand, and Datty Ruth, the owner of 19% of VCL, and Apricot Computer GmbH ("Apricot"), on the other, entered into a preliminary agreement whereby the Company's 81% interest in VCL, as well as all receivables owed by VCL to the Company or its affiliates, will be transferred to Ruth and Apricot. The total consideration to be received by the Company and its affiliates in connection with such transactions is approximately $7,900,000, of which approximately $3,100,000 was received in February 1995. The Company could receive additional amounts depending upon the post closing profits of VCL; furthermore, the Company will be entitled to share in the profits from future sales of VCL if, following closing but no later than December 31, 1996, greater than 19% of VCL is sold for greater than $4,800,000.

     Consummation of the transactions contemplated by the preliminary agreement is subject to the execution and completion of definitive agreements. The parties expect the transactions contemplated by their preliminary agreement to be finalized during 1995.

Sale of Specialty Retail Division

     As described above under "Recent Developments - Sale of Specialty Retail Division; Use of Proceeds," LIVE sold its entire interest in the Specialty Retail Division in August 1994. The Company acquired Strawberries in June 1989 and Strawberries acquired Waxie Maxie in March 1990. The Specialty Retail Division engaged in the sale of audio records and tapes, compact discs and video products through retail stores in the Northeastern United States and the Baltimore/Washington D.C. metropolitan area.

Competition

     Success in the entertainment marketplace is largely dependent on a company's ability to acquire rights to programming at attractive prices and upon the subsequent performance of this programming in the marketplace. With the exception of the Carolco and Miramax output agreements described above under "Acquisition of Motion Picture Distribution Rights by the Company; Domestic Home Video Distribution Rights," the Company generally acquires distribution rights on a film-by-film basis. The Company faces significant competition both in obtaining distribution rights and in selling products. The Company's competitors for product acquisitions are companies such as New Line, HBO and Trimark, and it competes with these companies as well as major studios in the marketing of its product. Certain of the Company's competitors, particularly those affiliated with major studios or pay television broadcasters, have significantly greater financial resources than the Company. Competition for distribution rights is based primarily on the amount of the advances which companies are willing to offer to producers as well as on the producer's perception of the company's marketing capabilities and its commitment to marketing the release of a film.

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

     United States television stations and networks as well as foreign governments impose restrictions on the content of motion pictures which may restrict in whole or in part exhibition on television or in a particular territory. There can be no assurance, therefore, that current or future restrictions on the content of Company films may not limit or affect the Company's ability to exhibit certain of such motion pictures in such media or markets.

Major Customers

     During the year ended December 31, 1992, one customer accounted for approximately 16.6% of the combined net sales of LHV and VCL. During the years ended December 31, 1993 and 1994, no one customer accounted for more than 10% of the combined net sales of LHV and VCL.

Employees

     As of February 28, 1995, LHV had 106 full-time regular employees and 1 part-time employee and VCL had 69 full-time employees and 18 part-time employees. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

     On March 24, 1994, the same day that the signing of a letter of intent with respect to the Merger was announced, a purported class action lawsuit was filed in the Court of Chancery of the State of Delaware in and for New Castle County by an alleged stockholder of LIVE against LIVE, Carolco, certain of Carolco's and LIVE's past and present executive officers and directors, Pioneer and Cinepole Productions B.V., a stockholder of both LIVE and Carolco ("Cinepole"). The complaint alleged, among other things, that the defendants violated their fiduciary duties owed to LIVE's stockholders in connection with the Merger. The plaintiff sought a preliminary and permanent injunction enjoining the Merger under its announced financial terms; an open market auction of LIVE; to the extent the Merger was consummated prior to the entry of a final judgment in the action, rescission of the Merger; repayment of profits and benefits obtained as a result of the defendants' alleged conduct; and attorneys fees and expenses. As a result of the termination of the Merger Agreement, the plaintiff agreed to voluntarily dismiss this lawsuit, without prejudice, in November 1994.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As described above under "Recent Developments for the Company
- - Amendment of Restated Certificate of Incorporation to Effectuate One For Five Reverse Stock Split," the Company filed a Certificate of Amendment with the Delaware Secretary of State on December 9, 1994 in order to effectuate the Reverse Stock Split. The Reverse Stock Split was approved by the affirmative written consent of holders of the Prior Common Stock and the Series C Preferred Stock, voting together as a single class, pursuant to a Consent Solicitation Statement dated November 23, 1994. Only holders of record of the Prior Common Stock and Series C Preferred Stock at the close of business on October 31, 1994 were entitled to consent to the Reverse Stock Split. The results of the voting were as follows:

                                   In Favor       Opposed      Abstaining
     Type of Votes                 Shares         Shares       Shares

     Prior Common Stock            5,859,498       451         60
     Prior Common Stock into
     which Series C Preferred
     Stock was convertible         5,247,417         0          0

     TOTAL VOTES                  11,106,915       451         60

     Percentage of eligible votes
     (out of total 17,341,027
     votes)                            64%          0%          0%

     As described above under "Recent Developments for the Company
- - Removal of Net Worth Covenant from Indenture," in November 1994, a majority of the holders of the LIVE Increasing Rate Notes agreed to eliminate the minimum net worth covenant contained in the Indenture pursuant to a Consent Solicitation Statement dated as of October 12, 1994. Only holders of record of the LIVE Increasing Rate Notes at the close of business on September 12, 1994 were entitled to consent to the amendments to the Indenture. The results of the voting were as follows:


                                   In Favor     Opposed     Abstaining

     Prinicpal Amount            $33,408,000        $0          $100
     Percentage of Total           83.5%            0%            0%

     No other matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1994.

                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Market Prices

     On October 11, 1994, the NYSE commenced de-listing proceedings for the Prior Common Stock (traded under the symbol "LVE") due to the Company's failure to meet the NYSE's listing criteria relating to net tangible assets available to common stock and three year average net income. The Company subsequently applied to have the Common Stock listed under the Nasdaq Stock Market's SmallCap Market (the "SmallCap Market"). That application was accepted and on January 17, 1995, the Common Stock was first listed on the SmallCap
Market, under the symbol "LIVE".   As of February 28, 1995, there
were 1,262 holders of record of the Company's Common Stock. As of the same date, 2,418,700 shares of the Company's Common Stock were outstanding out of 24,000,000 shares authorized. On December 9, 1994 the Company effected the Reverse Stock Split. All amounts indicated reflect the retroactive application of such reverse split.

     The following table sets forth for the periods indicated the high and low sales prices for the Company's Common Stock on the New York Stock Exchange and The Nasdaq Stock Market.

                       Year Ended December 31, 1993

Quarter Ended                         High       Low

March 31, 1993 . . . . . . . . . .  $14.375      $8.125
June 30, 1993. . . . . . . . . . .   11.875       8.125
September 30, 1993 . . . . . . . .   13.125       8.750
December 31, 1993. . . . . . . . .   14.375       8.750

                       Year Ended December 31, 1994

Quarter Ended                         High       Low

March 31, 1994 . . . . . . . . . .  $15.625     $11.875
June 30, 1994. . . . . . . . . . .   10.000       8.125
September 30, 1994 . . . . . . . .    8.125       6.250
December 31, 1994. . . . . . . . .    7.500       2.750

Cash Dividends

     The Company has never paid cash dividends on its Common Stock, which in part has been due to restrictions imposed by debt instruments. The Board of Directors expects that it will continue to retain all earnings for use in the Company's business except as required to be paid on the Series B Preferred Stock and the Series C Preferred Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth the selected financial data and other operating information of LIVE and is derived from the audited consolidated financial statements of LIVE. The table does not include financial data of Waxie Maxie and VCL prior to their respective acquisition dates in 1990, or for Strawberries and Waxie Maxie subsequent to their sale in August 1994. The data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Certain re-classifications were made to the financial information from 1990 through 1993 to conform to the 1994 presentations.

                                                        Year Ended December 31,
                                                1990       1991       1992           1993          1994
                                       (Amounts in Thousands, Except Per Share Data)
Summary of Operations

Combined net sales (1) . . . . . . . . . .     $322,878  $264,418     $192,513     $172,246      $139,917
Operating profit (loss). . . . . . . . . .       59,851      (586)      (4,854)     (21,177)       (6,174)
Interest expense, net. . . . . . . . . . .       (8,852)  (15,834)     (14,424)      (6,264)       (3,300)
Income (loss) from continuing operations .       38,008   (17,737)     (17,460)     (28,209)       (9,674)
Income (loss) from discontinued operations      (12,460)  (89,315)       1,090      (22,083)         (100)
Extraordinary item . . . . . . . .                   --        --        3,967           --            --
Net income (loss). . . . . . . . .               25,548  (107,052)     (12,403)     (50,292)       (9,774)
Income (loss) per common share:
Continuing operations. . . . . . . . . . .        15.60     (7.75)(2)    (8.20)(2)   (13.15)(2)     (8.05)(2)
  Discontinued operations. . . . . . . . .        (5.10)   (37.00)         .45        (9.15)        (0.04)
    Extraordinary item . . . . . . . . . .           --        --         1.65           --           --
  Net income (loss) per common share . . .     $  10.50  $ (44.75)(2) $  (6.10)(2) $  (22.30)(2) $  (8.09)(2)

                                                                December 31,
                                                1990       1991       1992           1993          1994
                                                        (Amounts in Thousands)
Selected Financial Data

Cash and receivables . . . . . . . . . . .     $149,408 $ 97,597      $ 33,183     $ 44,790      $26,214
Inventories .  . . . . . . . . . .              118,576   49,205        48,961       10,124        7,842
Total assets.  . . . . . . . . . .              567,600  413,977       297,048      253,549      156,794
Total long-term debt obligations . . . . .      154,955  118,937        79,061       60,204       53,184
Total stockholders' equity . . . . . . . .      149,084   61,597        89,059       10,742       35,717
Working capital. . . . . . . . . . . . . .       94,762   17,109        15,763        5,797       40,878

(1) Combined net sales include sales of VCL of $16,258,000, $26,713,000, $31,560,000, $28,511,000 and
    $22,712,000 for the years ended December 31, 1990, 1991, 1992, 1993 and 1994, respectively.
(2) Income (loss) per common share in 1991, 1992, 1993 and 1994 is net of preferred dividends of $966,000,
    $2,397,000, $3,589,000 and $3,791,000, respectively, and, for 1994, also is net of accretion in the redemption value of the Series B Preferred Stock of $6,000,000.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

Continuing Operations

     Combined net sales of LHV and VCL decreased to $139,917,000 during 1994 compared to $172,246,000 during 1993. The decrease of $32,329,000, or 18.8%, is primarily attributable to a weaker release schedule at LHV in 1994 compared to 1993. LHV released twenty-three rental titles during 1994 compared to thirty-three rental titles during 1993. Results for 1994 included revenues from the initial rental release of the films Fortress, The Piano, Gunmen, The House of the Spirits, Beyond The Law and Wagons East. There was also a decrease in sell-through sales during 1994 compared to 1993, primarily due to the sell-through release of Tom & Jerry: The Movie in 1993. There was no comparable sell-through title released in 1994.

     Combined gross profits of LHV and VCL decreased $6,291,000, or 27.2%, to $16,847,000 during 1994 compared to $23,138,000 during
1993. The decrease in gross profit dollars was primarily related to the decrease in sales and an increase in amortization of film rights costs related to adjustments in projected values of certain film properties. As a percentage of sales, gross profit decreased from 13.4% during 1993 to 12.0% during 1994. The decrease in gross profit as a percentage of sales is primarily due to the decrease in rental sales, which usually generate higher gross profits as a percentage of sales.

     Combined selling, general and administrative expenses of LHV and VCL increased $369,000, or 1.6%, to $23,069,000 during 1994 compared to $22,700,000 during 1993. As a percentage of sales, the amount increased from 13.2% during 1993 to 16.5% during 1994. The dollar increase is primarily a result of the write-off of the entire $6,211,000 receivable owed to LIVE by Carolco (of which all but $2,177,000 was reserved for in prior years) and approximately $1,000,000 in expenses related to the proposed Merger, offset by reduced overhead expenses. The percentage increase is primarily due to the decrease in sales.

     Combined interest income of LHV and VCL increased $1,256,000, or 93.4%, to $2,601,000 during 1994 compared to $1,345,000 during
1993. The increase is primarily due to increased cash on hand throughout 1994.

     Combined interest expense of LHV and VCL decreased $1,708,000, or 22.4%, to $5,901,000 during 1994 compared to $7,609,000 during
1993. Interest to maturity on $36,872,000 of the Company's $40,000,000 of LIVE Increasing Rate Notes has been included in the carrying value of the LIVE Increasing Rate Notes and will not be recognized as interest expense in 1994 and future years. Interest expense recognized in 1993 and 1994 on the remaining $3,128,000 of LIVE Increasing Rate Notes was $312,000 and $476,000, respectively. The decrease in interest expense in 1994 was primarily due to reduced bank borrowings in 1994.

     LHV and VCL had a combined operating loss of $6,174,000 during 1994 compared to a combined operating loss of $5,436,000 during 1993. Both LHV and VCL had operating losses for 1993 and LHV had an operating loss for 1994. The combined loss of LHV and VCL before income tax expense was $9,474,000 during 1994 compared to a combined loss of $27,441,000 during 1993. The decrease in the combined pre-tax loss of $17,967,000 was primarily due to the write down of the carrying value of VCL in 1993 in anticipation of the disposition thereof, offset by a reduction in interest expense in 1994.

     Preferred dividends of $3,589,000 and $3,791,000 in 1993 and 1994 represents the 5% cash dividend accrued on both the Series B Preferred Stock and the Series C Preferred Stock as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

     The effective income tax (benefit) rate from continuing operations for 1994 was (2.1)%. The effective tax rate from continuing operations for 1993 was (2.8)%.

     Revenues, operating profits/(losses) and identifiable assets of the Company's foreign operations were $26,629,000, $2,945,000 and $33,262,000, respectively, in 1994 compared to $34,009,000,
($3,289,000) and $28,871,000, respectively, in 1993.

Discontinued Operations

     As a result of the Board of Directors' decision in early 1994 to dispose of LIVE's interests in the Specialty Retail Division and VCL, the Specialty Retail Division's results of operations for 1993 have been restated and accounted for as a discontinued operation. VCL's operating results for 1993 and 1994 have been restated and accounted for as a disposal of a portion of a line of business. Accordingly, the provision for losses during the phase-out period totaling $2,024,000 for the Specialty Retail Division and $3,885,000 for VCL have been accrued and accounted for at December 31, 1993 and are not included in the results of operations for 1994. Losses of $1,858,000 and $2,994,000 have been charged against the respective provisions during 1994.

     Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

Continuing Operations

     Combined net sales of LHV and VCL decreased to $172,246,000 during 1993 compared to $192,513,000 during 1992. The decrease of $20,267,000, or 10.53%, is primarily attributable to a decrease in sales at LHV, resulting from a weaker release schedule in 1993 compared to 1992. Results for 1993 included revenues from the initial rental releases of the theatrical films Reservoir Dogs, Bob Roberts, Glengarry Glen Ross, The Crying Game, Bad Lieutenant and Chaplin, along with the sell-through release of Tom and Jerry: The Movie. The net sales from these 1993 releases were less than the revenues generated from 1992's initial rental releases of Defenseless, Rambling Rose, Basic Instinct and Universal Soldier, along with the sell-through release of Terminator 2: Judgment Day. In addition, LHV's 1992 results included sales of approximately $9,300,000 from titles obtained in the July 1991 acquisition of Vestron that had not been previously released to the video market. All previously unreleased Vestron titles were released by LHV on video by May 1992. Revenues generated by LHV from Carolco titles amounted to 13.0% and 38.4% of combined net sales for 1993 and 1992, respectively. VCL's sales decreased during 1993 compared to 1992, primarily due to a weakening in the video rental market in Germany. In addition, 1992's results included the home video rental release of Terminator 2: Judgment Day in Germany; there was no similar release by VCL in 1993.

     Combined gross profits of LHV and VCL decreased $924,000, or 3.8%, to $23,138,000 during 1993 compared to $24,062,000 during
1992. As a percentage of sales, gross profit increased from 12.5% during 1992 to 13.4% during 1993. The increase as a percentage of sales despite the decrease in gross profit dollars is primarily due to greater allowances for returns and related items in 1992 than in 1993. In 1992, the Company temporarily increased its returns and related allowances as a result of matters related to the financial restructuring of the Company that was completed in March 1993 (the "Restructuring").

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

     Combined interest income of LHV and VCL decreased $935,000, or 41.0%, to $1,345,000 during 1993 compared to $2,280,000 during
1992. The decrease is primarily due to decreased cash on hand throughout 1993.

     Combined interest expense of LHV and VCL decreased $9,095,000, or 54.4%, to $7,609,000 during 1993 compared to $16,704,000 during
1992. Effective September 1, 1992, interest stopped accruing on the then - outstanding $110,000,000 principal amount of 14.5% Senior Subordinated Notes due May 15, 1999 (the "Outstanding Notes"); the interest expense recorded in 1992 on the Outstanding Notes was approximately $10,600,000. Interest to maturity on $36,872,000 of the Company's $40,000,000 of LIVE Increasing Rate Notes has been included in the carrying value of the LIVE Increasing Rate Notes and will not be recognized as interest expense in 1993 and future years. Interest expense recognized in 1992 and 1993 on the remaining $3,128,000 of LIVE Increasing Rate Notes was $104,000 and $312,000, respectively. This decrease in interest expense in 1993 was partially offset by approximately $3,300,000 of interest expense associated with the 12% Notes that were issued in March and April 1993.

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

     Preferred dividends of $3,579,000 in 1993 represents the 5% cash dividend accrued on both the Series B Preferred Stock and the Series C Preferred Stock. Preferred dividends of $2,397,000 in 1992 represents the 10% cash dividend accrued on the Series A Preferred Stock for the eight months ended August 31, 1992 and the 5% cash dividend on the Series B Preferred Stock for the four months ended December 31, 1992.

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

Liquidity and Capital Resources

     In its report on the consolidated financial statements of the Company for the fiscal year ended December 31, 1993, LIVE's auditors noted that there was substantial doubt concerning LIVE's ability to continue as a going concern for the following reasons:

     a. LIVE was in default under the Previous Facility and the Previous Facility was scheduled to expire during 1994;

     b.   The 12% Notes became due and payable in 1994; and

     c. At the time of the issuance of that report, LIVE had not arranged for the repayment and/or replacement of those debts.

     Since the issuance of that report, LIVE has accomplished the following:

     1. On November 16, 1994 LIVE replaced the Previous Facility with the Foothill Credit Facility.

     2. On August 31, 1994, LIVE sold its entire interest in the Specialty Retail Division for a cash price of $35,000,000. The net proceeds of the sale, together with other cash on hand, were used to repay the full amount of the 12% Notes - $5,750,000, plus accrued interest, on September 15, 1994, and the remaining
$31,250,000, plus accrued interest, on October 17, 1994.

     3. LIVE received the consent of the holders of a majority of the principal amount of the LIVE Increasing Rate Notes removing from the Indenture a minimum consolidated net worth covenant, thereby removing a potential event of default.

     Based upon the effectiveness of the Foothill Credit Facility, the repayment in full of the 12% Notes and the elimination of net worth covenant from the Indenture, management believes that its existing financial resources and anticipated cash flows from operations will be sufficient to fund its cash requirements for at least the next twelve months. The report of LIVE's auditors on the consolidated financial statements of the Company for the fiscal year ended December 31, 1994, contains no expression of doubt concerning LIVE's ability to continue as a going concern.

     In the second quarter of 1994, management of LIVE decided to begin releasing fewer rental titles per month than in prior years for a number of reasons, among them being: (a) fewer titles being purchased by LIVE since late 1991 due to the liquidity problems encountered by LIVE since that time, (b) a shift in rental market tastes, with a much greater portion of video store purchases being devoted to theatrically released "A" titles than lower budgeted, straight to video or television "B" titles that have been the predominant titles released by LIVE since 1992, and (c) an increase in the absolute number of "B" titles in the marketplace, resulting in increased competition for decreasing retailer purchase funds. Management currently intends to address these issues by (i) reducing its number of rental titles released per month, particularly the direct-to-video "B" titles, allowing LIVE's marketing and sales forces to place increased emphasis on a smaller number of titles, (ii) acquiring more rights to films than only domestic video rights (including theatrical, television, international and CD-ROM) and diversifying its business to license such additional rights directly rather than through intermediaries,
(iii) continuing LIVE's focus on the sell-through business, exploiting LIVE's library of over 2,000 titles including children's and special interest programs, and (iv) attempting to release a higher percentage of "A" titles by increasing its efforts to acquire films with greater theatrical release potential. Obtaining the Foothill Credit Facility was a critical factor in this latter effort. LHV anticipates releasing on home video a total of between 50 to 75 feature films in 1995 through 1996.

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

     At December 31, 1994, LIVE had total current assets of $103,631,000 and total current liabilities of $62,753,000, resulting in working capital of $40,878,000, an increase of $35,081,000 compared to LIVE's working capital at December 31, 1993. The increase is primarily due to the reclassification of $40,000,000 related to the anticipated redemption of the Series B Preferred Stock from a liability in 1993 to equity in 1994.

     Historically, LIVE has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of the 12% Notes. For the twelve months ending December 31, 1994, LIVE generated positive cash flow from continuing operations of $35,055,000.

     On May 11, 1992, LHV entered into a three-year distribution agreement with WEA Corp. ("WEA") that became effective on June 1, 1992. Under the terms of the agreement, WEA advanced $20,000,000 to LHV, recoupable from distribution revenues during the three-year term of the agreement at the rate of $555,555 per month plus interest at LIBOR (6.0% at December 31, 1994) plus 0.2%, not to exceed the prime rate. The advance is secured by a first priority security interest in certain of LHV's FHE catalog titles. The amount of the advance outstanding as of December 31, 1994 was $3,333,333. LHV is currently in negotiations for a potential extension of the distribution agreement with WEA beyond its May 1995 expiration date. There is no assurance that such an extension will be agreed upon or, if so, what the terms of such extension may be.

     On August 31, 1994, LIVE sold its entire interest in its Specialty Retail Division to a group including Castle Harlan, Inc., Ivan R. Lipton, the President of the Specialty Retail Division, and other senior managers of the Specialty Retail Division. The purchaser group also included Jefferson Capital; R. Timothy O'Donnell, the President of Jefferson Capital, is a Director of LIVE. The total purchase price paid to LIVE for the Specialty Retail Division was $35,000,000 in cash.

     LIVE's Series B Preferred Stock was mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division remaining after the payment of transaction costs and the payment of any debt secured by the Specialty Retail Division. LIVE's $37,000,000 of the 12% Notes, issued in 1993, became due and payable in September and October 1994, and repayment of the 12% Notes was secured by the stock of the Specialty Retail Division. Due to the demand for payment made by the holders of all $37,000,000 in principal amount of the 12% Notes, LIVE used all of the net proceeds from the sale of the Specialty Retail Division to repay the 12% Notes and no net proceeds remained from the sale to redeem any of the Series B Preferred Stock.

     As of December 31, 1994, the aggregate redemption price for the Series B Preferred Stock was $50,400,000 ($9.00 per share) and that redemption price increases by an additional $560,000 per month through October 1995, when the redemption price reaches $56,000,000 ($10.00 per share) and remains at that price thereafter.

     Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred from time to time, either through private purchases or through open market purchases.
Through March 15, 1995, LIVE acquired, and subsequently retired, a total of 1,800,000 shares of the Series B Preferred Stock at an average price of under $4.00 per share.

     Investing activities generated a negative cash flow during the twelve months of 1994 of $459,000, primarily as a result of the acquisition of property and equipment at LHV.

     On November 16, 1994 LIVE entered into the Foothill Credit Facility. Borrowings available under the Foothill Credit Facility are limited to $20,000,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum of $30,000,000. Borrowings under the Foothill Credit Facility are determined under a borrowing base calculation, which includes certain allowable accounts receivable, film rights and inventory balances, and are secured by substantially all of the assets of LIVE and its subsidiaries. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate (10.5% at December 31, 1994), payable monthly. In no event will interest under the loan be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4% of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of December 31, 1994 the Company was in compliance with all such financial ratios.

     The Foothill Credit Facility replaced the Previous Facility on which no amounts were outstanding.

     By late 1994, LIVE believed that at the end of 1994 it may have been in violation of the minimum consolidated net worth covenant contained in the Indenture (the "Indenture") governing the LIVE Increasing Rate Notes. Such default would have permitted the trustee thereunder or holders of 25% in aggregate principal amount of the LIVE Increasing Rate Notes to give notice and accelerate maturity of the indebtedness represented by the LIVE Increasing Rate Notes. In November 1994, a majority of the holders of the LIVE Increasing Rate Notes agreed to eliminate the minimum net worth covenant contained in the Indenture, thereby removing the possibility that LIVE might have defaulted under that covenant in 1995. As part of the amendment of the Indenture, LIVE agreed to increase the interest rate on the LIVE Increasing Rate Notes from 10% per annum to 12% per annum effective October 18, 1994. The interest rate on the LIVE Increasing Rate Notes was scheduled to increase to 12% in March 1996.

     Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31, 1993, and June 30 and December 31, 1994 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, and June 30 and December 31, 1994 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totalled $1,378,000 as of December 31, 1994.

     The unpaid LIVE Series C Preferred dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the LIVE Series C Preferred. LIVE intends to pay the June 30 and December 31, 1993, and June 30 and December 31, 1994 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the LIVE Series B Preferred has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the Delaware General Corporation Law ("DGCL").

     LIVE experienced negative cash flows from financing activities of $52,590,000 during 1994 primarily due to interest payments on bank debt, repayment of the 12% Notes and interest payments on long term obligations.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to the directors and executive officers of the Company as of February 28, 1995.
                                                                Started
                                                               with the
     Name             Age         Position                      Company

Anthony J. Scotti     55    Director; Chairman of the Board       1988
Frans J. Afman        61    Director                              1988
Jay Burnham           32    Director                              1993
Jonathan D. Lloyd     42    Director                              1993
Ryuichi Noda          60    Director                              1994
Masao Nomura          45    Director                              1993
R. Timothy O'Donnell  39    Director                              1988
Gregory R. Pierson    36    Director                              1994
Roger R. Smith        52    Director                              1988
Roger A. Burlage      52    Director; President and Chief         1994
                            Executive Officer
                            of the Company and LHV
Ronald B. Cushey (1)  38    Director; Executive Vice              1993
                            President and Chief
                            Financial Officer of the Company
                            and LHV
Michael J. White      39    Director; Executive Vice              1990
                            President/Chief
                            Administrative Officer,
                            General Counsel and
                            Corporate Secretary of
                            the Company
Paul Almond (2)       52    Executive Vice President/             1994
                            Programming and Acquisitions of LHV
Steven E. Mangel (2)  41    Executive Vice President/Legal and    1986
                            Business Affairs and General Counsel
                            of LHV
Elliot Slutzky (2)    46    Executive Vice President/Sales and    1994
                            Marketing of LHV

- ------------------

(1) Became Executive Vice President/Chief Financial Officer of the Company and LHV in January 1995.

(2) Executive officers of LHV who were determined by the Board of Directors of the Company to be executive officers of the Company effective as of January 1, 1995 by virtue of the policy making functions that they perform for the Company.

     Mr. Scotti has been a Director of the Company since November 1988 and Chairman of the Board since November 1992. Since February 1991, Mr. Scotti has been Chairman of the Board and Chief Executive Officer of All American Communications, Inc. ("All American"), a multi-media entertainment conglomerate specializing in television production and distribution, record producing, music publishing and motion picture production. From 1976 to 1991, Mr. Scotti served as Co-Chairman of the Board of Directors and Chief Executive Officer of Scotti Brothers Entertainment Industries ("Scotti Brothers"), a multi-media entertainment company which became a wholly owned subsidiary of All American in February 1991.

     Mr. Afman has been a Director of the Company since November 1988. From 1982 until July 1988, Mr. Afman was a Senior Vice President of Credit Lyonnais Bank Nederland N.V. ("Credit Lyonnais"). He served as a consultant to the Board of Directors of Credit Lyonnais from July 1988 until July 1991. In July 1991, Mr. Afman was appointed Managing Director of a newly formed financial services unit of International Creative Management, a leading worldwide talent and literary agency. Currently, Mr. Afman is an independent financial consultant to the entertainment industry.

     Mr. Burnham, a Director of the Company since June 1993, has been an investment analyst with Libra Investments ("Libra"), a diversified investment services firm, since January 1995. From June 1990 until he joined Libra, Mr. Burnham performed investment analyst services for Paul D. Sonz Partners, a diversified investment services firm. From August 1987 until June 1990, he was an investment analyst with Columbia Savings and Loan Association, a financial savings institution. Mr. Burnham is a director of Bally's Las Vegas, a hotel and gaming establishment located in Las Vegas, Nevada.

     Mr. Lloyd, a Director of the Company since June 1993, is currently the Chairman, President and Chief Executive Officer of OpTel, Inc. ("OpTel"), a national developer and operator of cable television and telephone systems. Prior to joining OpTel, Mr. Lloyd was the President of Qintex Entertainment, Inc. ("Qintex"), a company engaged in the development and production of television programming, a position he held from January 1990 until December 1993. In October 1989, Qintex filed for reorganization under Chapter 11 of the United States Bankruptcy Code and a plan of reorganization for Qintex was confirmed in December 1992. From April 1988 to January 1990, Mr. Lloyd was the Executive Vice President and Chief Financial Officer of Qintex.

     Mr. Noda became a Director of the Company in December 1994. Mr. Noda became President of Pioneer LDC, Inc., a subsidiary of Pioneer Electronic Corporation, in April 1991 and has been a Director of Pioneer Electronic Corporation since December 1988. From October 1988 to April 1991, he was Deputy General Manager of the International Division of Pioneer Electronic Corporation. From January 1986 until October 1988, he was President and Chief Executive Officer of Pioneer Electronics (USA) Inc., a company engaged in sales and marketing of consumer electronics in the United States. From 1985 to 1986, he served as General Manager of the Planning and Coordination Department of the International Division of Pioneer Electronic Corporation. Mr. Noda also serves as a Director of Carolco.

     Mr. Nomura became a Director of the Company on November 9,
1993.  He has served as Secretary, Treasurer and Chief Financial
Officer of Pioneer since March 1987.

     Mr. O'Donnell has been a Director of the Company since November 1988. He is currently President of Jefferson Capital, a privately held investment banking group which he co-founded in September 1989. Mr. O'Donnell has been a Director of All American since January 1992, a Director of Shorewood Packaging Corporation, a packager of records, audiocassettes and videocassettes, since 1992, and a Director of Cinergi Pictures Entertainment Inc., an independent motion picture distribution company, since 1994.

     Mr. Pierson became a Director of LIVE in April 1994. Mr. Pierson has been the General Counsel of Pioneer North America, Inc. ("PNA") since 1991. From 1985 to 1991, Mr. Pierson was an attorney with the law firm of Adams, Duque & Hazeltine in Los Angeles. Mr. Pierson also serves as a Director of Carolco.

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

     Mr. Burlage has served as President and Chief Executive Officer of LIVE and LHV since January 1994 and became a Director of the Company in December 1994. From 1989 until joining LIVE, Mr. Burlage served as President and Chief Executive Officer of Trimark Holdings, Inc., a diversified entertainment company ("Trimark"). Prior to joining Trimark, Mr. Burlage served in several other capacities in the entertainment industry, including positions with New World Pictures, Ltd. ("New World") and with AVCO Corporation and AVCO Embassy Pictures.

     Mr. Cushey has served as Executive Vice President and Chief Financial Officer of LIVE and LHV since January 1995. He became a Director of the Company on November 9, 1993. He was an Executive Consultant for PNA from April 1992 until December 1994. Mr. Cushey served as Chief Financial Officer of Nelson Holdings International Ltd. and Nelson Entertainment Group (collectively, "Nelson") from January 1989 until June 1991, after serving as Nelson's Acting Chief Financial Officer since November 1987.

     Mr. White became a Director of the Company in December 1994. He has been Executive Vice President/Chief Administrative Officer of the Company since November 1993 and General Counsel since September 1990. In February 1993, the Company filed a "prepackaged plan of reorganization" in the United States Bankruptcy Court in order to consummate the Restructuring. The plan of reorganization was confirmed on March 17, 1993 and the Company emerged from bankruptcy on March 23, 1993. Prior to joining the Company, Mr. White served as Vice President, Human Resources and Corporate Counsel of PACE Membership Warehouse, Inc. ("PACE") from June 1988 and February 1988, respectively, until April 1990.

     Mr. Almond was named Executive Vice President, Acquisitions and Productions, of LHV in January 1994. From 1986 until joining
LIVE, Mr. Almond was Senior Vice President, Worldwide Acquisitions at ITC Entertainment Group, an international motion picture production and distribution company.

     Mr. Mangel became LHV's Executive Vice President in July 1994 and currently supervises the Company's international sales division and its legal and business affairs department. Previously, Mr. Mangel served as General Counsel and Senior Vice President/Legal and Business Affairs since August 1989 after serving as its Vice President since January 1986. From 1979 until joining LHV, Mr. Mangel was a private practitioner, specializing in copyright and entertainment law, becoming a member of the law offices of Shapiro and Mangel in 1984.

     Mr. Slutzky was named Executive Vice President, Sales and
Marketing of LHV in February 1994. From 1989 until his appointment at LIVE, Mr. Slutzky was President, Marketing and Distribution, for Epic Productions, Inc. and Vision International.

     Directors are elected for staggered terms of three years, except for one year in regards to Messrs. Burnham and Lloyd, expiring as follows: Jay Burnham, Ronald B. Cushey, Jonathan D. Lloyd, Gregory R. Pierson and R. Timothy O'Donnell, whose terms expired at the 1994 annual meeting of stockholders and who are serving until the election of their successors at the 1995 annual meeting of stockholders; Roger A. Burlage, Roger R. Smith and Michael J. White at the 1995 annual meeting of stockholders; and Frans J. Afman, Ryuichi Noda, Masao Nomura and Anthony J. Scotti at the 1996 annual meeting of stockholders. Officers generally are appointed annually by the Board of Directors and serve at the pleasure of the Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company during the fiscal years ended December 31, 1994, December 31, 1993 and December 31, 1992 to Mr. Burlage, who has served as the Chief Executive Officer of the Company from January 1994 and to each of the other executive officers of the Company during 1994 whose annual salary and bonus for such period was in excess of $100,000. As of the end of the fiscal year ended December 31, 1994, there were only two executive officers of the Company (Mr. Burlage and Michael J. White). Rodney W. Trovinger, formerly the Senior Vice President and Acting Chief Financial Officer of the Company, passed away in April 1994 and his annual salary and bonus between January 1, 1994 and April 17, 1994 was less than $100,000. Ivan R. Lipton, the President of the Specialty Retail Division, ceased serving as an executive officer of the Company by virtue of the sale of the Specialty Retail Division in August 1994; Mr. Lipton's annual salary and bonus between January 1, 1994 and August 31, 1994 was greater than $100,000. Messrs. White and Lipton are referred to herein as the "Named Executives."


     Ronald B. Cushey became Executive Vice President and Chief Financial Officer of the Company in January 1995, and Paul Almond, Steven Mangel and Elliot Slutzky - all executive officers of LHV - were named as executive officers of the Company effective as of January 1, 1995 by virtue of the policy making functions that they perform for the Company.

     Following the Summary Compensation Table are certain additional charts and tables detailing other aspects of the compensation of the Named Executives including (a) an Option Grants Table that includes information regarding individual grants of options made to the Named Executives during fiscal 1994 along with the potential realizable values of such options and (b) a Fiscal Year End Option Table that indicates whether any of the Named Executives exercised options in fiscal 1994 and includes the number and value of unexercised options held by the Named Executives at December 31, 1994.

                           SUMMARY COMPENSATION TABLE
                                                                     Long Term
                                                                     Compensation
                               Annual Compensation                   Awards (1)
                                                       Other
                                                       Annual        Securities     All Other
                                                       Compen-       Underlying     Compen-
Name and                                               sation        Options/       sation
Principal Position  Year    Salary ($)  Bonus ($)      ($)(2)        SARs (#)(3)    ($)

Roger A. Burlage    1994    432,692     100,000 (5)    84,213 (6)    120,000         -
 Chief Executive    1993       -           -             -              -            -
 Officer (4)        1992       -           -             -              -            -

Michael J. White    1994    248,450        -             -             4,000        3,288 (7)
 Executive Vice     1993    236,385      50,000 (8)      -             2,000        3,090 (9)
 President/Chief    1992    220,423      95,000          -             6,000        3,404 (10)
 Administrative
 Officer and
 General Counsel

Ivan R. Lipton      1994    113,333      25,000 (12)     -                 0        4,620 (7)
 President/Straw-   1993    161,250      70,499          -             4,000        3,090 (9)
 berries Inc. (11)  1992    150,000     124,250 (13)     -             6,000        2,250 (10)


 (1) The column for long-term incentive plan payouts has been omitted because no such payouts were made to any of the Named Executives during any fiscal year covered by this Table.

 (2) Perquisites and other personal benefits are not included to the extent they do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for the named executive.

 (3)     Gives effect to the Reverse Stock Split.

 (4)     Mr. Burlage became Chief Executive Officer of the Company in January
         1994.

 (5) Represents a signing bonus paid for signing a four year employment agreement with the Company.

 (6) Represents $35,000 paid for life insurance for Mr. Burlage's benefit in addition to the life insurance benefits provided to all employees of the Company, and other amounts, each equaling less than 25% of the total prerequisites and other personal benefits provided to Mr. Burlage, for the following costs: reimbursement for automobile leasing costs, disability insurance in addition to the disability insurance benefits provided to all employees of the Company, country club dues, reimbursement of legal fees and imputed interest on a loan of $29,500 made by the Company to Mr. Burlage to enable Mr. Burlage to obtain a country club membership, which loan is repayable by Mr. Burlage upon any termination of his employment relationship with the Company.

 (7) Represents for Messrs. White and Lipton matching contributions in the amount of $3,288 and $4,620, respectively, under the LIVE Incentive Savings Plan, which is a 401(k) savings plan.

 (8) Represents a bonus paid in recognition of Mr. White's efforts in connection with the completion of the Company's financial restructuring in March 1993.

 (9) Represents for Messrs. White and Lipton matching contributions in the amount of $3,090 each under the LIVE Incentive Savings Plan.

(10) Represents for Messrs. White and Lipton matching contributions in the amount of $3,404 and $2,250, respectively, under the LIVE Incentive Savings Plan.

(11) For 1994, represents amount paid between January 1, 1994 and August 31, 1994, the date of the sale of the Specialty Retail Division.

(12) Represents amount awarded to Mr. Lipton following the sale of the Specialty Retail Division in recognition of his special and exceptional service on behalf of the Division while the Division was owned by the Company

(13) Includes a $50,000 signing bonus to extend Mr. Lipton's employment agreement through January 1996.

    The following table sets forth certain information regarding the Chief Executive Officer and the other Named Executives identified in the Summary Compensation Table.

                          OPTION/SAR GRANTS IN THE LAST FISCAL YEAR
                                                                           Potential Realizable Value
                                                                           at Assumed Annual Rates
                                                                           of Stock Price Appreciation
                         Individual Grants                                 for Option Term

                                % of
                                Total
                                Options/
                                SARs
                   Options/     Granted to   Exercise
                   SARs         Employees    or Base          Expir-
                   Granted      in Fiscal    Price            ation
Name               (#) (1)      Year (2)     ($/Share) (3)    Date         5% ($) (4)      10% ($) (4)
Roger A. Burlage       0          0%         N/A              N/A          N/A             N/A
Michael J. White   4,000        4.6%         15.625           2/18/04      39,306          99,607
Ivan R. Lipton         0          0%         N/A              N/A          N/A             N/A


(1) Gives effect to the Reverse Stock Split.

(2) Total of 86,570 granted.

(3) The closing price of the Company's Common Stock on the Nasdaq Stock Market's SmallCap Market on December 31, 1994 was $2.75.

(4) Based upon the number of shares of the Company's Common Stock outstanding as of December 31, 1994, a 5% and 10% increase in the annual rates of stock price appreciation over the option term would result in an aggregate increase of $4,183,080 and $10,600,746, respectively, in the value of the Common Stock held by all the Company's Common Stockholders (assuming no exercise of warrants, other stock options or conversion of Series B Preferred Stock or Series C Preferred Stock).

    The following table sets forth certain information regarding option exercises and option values for the Chief Executive Officer and the other Named Executives identified in the Summary Compensation Table.

          AGGREGATE OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION/SAR VALUES

                                                Number of
                                                Securities       Value of
                                                Underlying       Unexercised
                                                Unexercised      In-the-Money
                                                Options/SARs     Options/SARs
                                                at FY-End (#)    at FY-End ($)
                   Shares Acquired     Value    Exercisable/     Exercisable/
Name               on Exercise (#)    Realized  Unexercisable*   Unexercisable

Roger A. Burlage     -0-                  -         30,000 (E)      0 (E)
                                                    90,000 (U)      0 (U)

Michael J. White     -0-                  -          6,800 (E)      0 (E)
                                                     5,200 (U)      0 (U)

Ivan R. Lipton       -0-                  -              0 (E)      0 (E)
                                                         0 (U)      0 (U)
(*) Gives effect to the Reverse Stock Split.

Board Fees

Directors Fees

     During 1994, all Directors of the Company were entitled to receive non-qualified options to acquire 1,000 shares of the Company's Common Stock for service as a Board member. All Directors of the Company who are not employed by the Company are also entitled to receive an annual fee of $10,000 plus $1,000 for attendance at each committee meeting. Mr. Scotti does not receive these fees.

     Mr. Scotti receives $25,000 per month for services rendered as Chairman of the Board of Directors of the Company. Mr. Scotti receives no other annual meeting or committee fees for his service on the Board.

Arrangements with Board Members

     In September 1994, LIVE offered to amend the applicable stock option agreements with respect to all stock options held by members of its Board of Directors to provide that such options shall be exercisable for a period of twelve months following termination of employment or other relationship with LIVE to the extent such options are exercisable on the date of such cessation of employment or other relationship. Other than agreements concerning options granted to members of the Stock Option Committee of LIVE's Board of Directors in January 1994, which agreements include the twelve-month exercise provision, the applicable stock option agreements of all members of LIVE's Board currently provide that options shall be exercisable for a period of ninety (90) days following termination of employment or other relationship with LIVE to the extent such options are exercisable on the date of such cessation of employment or other relationship. All of the members of LIVE's Board of Directors accepted this offer.

     On March 6, 1995, the Stock Option Committee of the Board of Directors granted to all current employees and Directors of LIVE and LHV (other than members of the Stock Option Committee) who were holders of options pursuant to the Company's 1988 Stock Option and Stock Appreciation Rights Plan, as amended (the "1988 Plan"), the option to agree to cancel certain options (the "Canceled Options") and to receive in return therefor new options (the "New Options") pursuant to the 1988 Plan, all on the following terms and conditions: (i) the exercise price for the New Options would equal $3.50, the closing price of the Common Stock on the SmallCap Market on March 6, 1995, (ii) fifty percent (50%) of the New Options would vest on March 6, 1996; the remainder would vest on March 6, 1997, provided that no New Options would vest earlier than the scheduled vesting date for the corresponding Canceled Options, and (iv) all New Options would expire on the expiration date of the corresponding Canceled Options.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 1994, the following Board members served on the Company's Compensation Committee: Mr. Afman, Mr. O'Donnell, Mr. Scotti (until December 1994) and Mr. Pierson (effective December 1994). During the fiscal year ended December 31, 1994, none of the members of the Compensation Committee were officers or employees of LIVE or any of its subsidiaries. Furthermore, none of the members of the Compensation Committee are former officers of LIVE or any of its subsidiaries. The Company or its subsidiaries had the following relationships and transactions with members of the Compensation Committee and/or their affiliates.

Arrangements with Mr. Scotti or Affiliates

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

Arrangements with Mr. O'Donnell or Affiliates

     In a May 1992 agreement, amended in July and August 1992, the Company engaged Jefferson Capital and Daniels and Associates (collectively, the "Financial Advisors") to review the Company's capital structure, assist in structuring and placing appropriate working capital facilities at LHV and to make recommendations with respect to the Company's capital structure. As part of their engagement, the Financial Advisors assisted the Company in negotiating and obtaining the Foothill Credit Facility and in December 1994 received a total fee of $300,000 for such services. LIVE has also agreed to reimburse the Financial Advisors for their reasonable out-of-pocket expenses, including legal fees, in connection with such engagement.

     Jefferson Capital has performed various other investment banking services for the Company. In January 1993, Jefferson Capital received a $100,000 retainer for investment banking services to be provided in connection with any consideration by the Company of a potential business combination of the Company and Carolco. As a result of the Company's execution of the Merger Agreement, an additional $400,000 was paid to Jefferson Capital in August 1994. LIVE has also agreed to reimburse Jefferson Capital for its reasonable out-of-pocket expenses, including legal fees, and to indemnify Jefferson Capital against certain liabilities, including liabilities under the federal securities laws, relating to or arising out of services performed by Jefferson Capital as financial advisor to LIVE's management.

     In October 1994, LIVE retained Jefferson Capital as its advisor in connection with LIVE's efforts to obtain the agreement of the holders of the LIVE Increasing Rate Notes to eliminate the minimum net worth covenant contained in the Indenture. Jefferson Capital received a total fee of $200,000 (one half paid in October 1994 and the second half paid in November 1994) for investment banking services provided in connection with such efforts. Jefferson Capital's fee was not contingent upon the success of LIVE's efforts to amend the Indenture. LIVE also agreed to reimburse Jefferson Capital for its reasonable out-of-pocket expenses, including legal fees, and to indemnify Jefferson Capital against certain liabilities, including liabilities under the federal securities laws, relating to or arising out of services performed by Jefferson Capital for this engagement.

     In August 1994, LIVE sold the Specialty Retail Division for the total purchase price of $35,000,000. The purchaser is an affiliate of each of (i) Jefferson Capital and (ii) Ivan Lipton,
President of the Specialty Retail Division.

Arrangements with Mr. Afman or Affiliates

     In July 1994, LIVE entered into an agreement with affiliates of Mr. Afman whereby such affiliates agreed to provide services with respect to the international licensing of film rights held by LIVE. The fees payable to the affiliates of Mr. Afman are based on the license fee paid for such rights by unaffiliated third parties. Such affiliates of Mr. Afman also are entitled to be reimbursed for certain expenses they incur in connection with the services they perform under the agreement. The agreement is terminable by either party upon thirty days prior notice.

Arrangements with Mr. Pierson or Affiliates

     Pioneer

     Pursuant to an agreement dated October 1991, LIVE America Inc., an affiliate of the Company ("LIVE America"), granted Pioneer a license for United States laser videodisc rights to LIVE America's library of motion pictures (subject to certain reserved rights) for a term ending in September 1995. In October 1991, Pioneer paid LIVE America $5,000,000 under this agreement as a non-returnable advance recoupable on a cross-collateralized basis from all royalties payable to LIVE America under the agreement. Such advance has been recouped by Pioneer and no further amounts are owing thereunder.

     Pioneer is the owner of all of the Series C Preferred Stock. The Series C Preferred Stock bears dividends at the rate of 5% per annum, payable semi-annually on January 1 and July 1. The semi-annual dividends on the Series C Preferred Stock scheduled to be paid to Pioneer on July 1, 1993, January 1, 1994, July 1, 1994 and January 1, 1995, were not paid due to restrictions on LIVE imposed by the terms of the Series B Preferred Stock. Under the terms of the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock, any accrued but unpaid dividends on the Series C Preferred Stock are added to the liquidation preference of the Series C Preferred Stock on the semi-annual payment date. As of January 2, 1995, unpaid dividends totalling $1,378,000 from July 1, 1993, January 1, 1994, July 1, 1994 and January 1, 1995 had been added to the liquidation preference resulting in a total liquidation preference of $16,378,000.

     Under the terms of the Certificate of Designations, Preferences and Relative, Participating, Optional or Other Special Rights of the Series B Preferred Stock, LIVE is prohibited from paying dividends on any junior series of LIVE preferred stock, including the Series C Preferred Stock, other than from the cumulative net income of LIVE from and after the date of issuance of the Series B Preferred Stock (March 23, 1993). LIVE has had a cumulative net loss since March 23, 1993 and thus has been prohibited from paying dividends on the Series C Preferred Stock. As a result of such non-payment, the unreturned liquidation preference of the Series C Preferred Stock increased to $16,378,000 as of December 31, 1994. It is the intention of LIVE, immediately upon any redemption or retirement of the Series B Preferred Stock, to pay all accrued and unpaid dividends on the Series C Preferred Stock, provided that the payment of such dividends does not impair the capital of LIVE and is not prohibited under the DGCL. Immediately following such payment, the liquidation preference of the Series C Preferred Stock would equal $15,000,000.

     Giving effect to the Reverse Stock Split, the Series C Preferred Stock is convertible into that number of shares of Common Stock that is equal to the unreturned liquidation preference of the Series C Preferred Stock divided by $15.225. Thus, as of December 31, 1994, the Series C Preferred Stock was convertible into 1,075,753 shares of Common Stock. Upon the payment of all accrued and unpaid dividends on the Series C Preferred Stock, the Series C Preferred Stock will be convertible into 985,221 shares of Common Stock.

     In July 1993, LIVE granted Pioneer, Le Studio Canal+ S.A. ("Le Studio") and RCS Video International Services B.V. ("RCS") the right to require LIVE to use its best efforts to register all Common Stock in the Company owned by either Pioneer, Le Studio or RCS, whether acquired directly from the Company, upon conversion of the Series C Preferred Stock, or upon acquisition of such stock from Carolco pursuant to the financial restructuring of Carolco that occurred in October 1993.

     Due to the illness and subsequent death of Rodney Trovinger, LIVE's former Acting Chief Financial Officer, PNA agreed to allow LIVE to use the services of Mr. Cushey, a director of LIVE who was at that time an Executive Consultant for PNA, on an indefinite basis to provide assistance to LIVE's accounting and finance departments pursuant to an agreement dated as of April 1, 1994.
The agreement was terminable by either party upon ten days' notice. During the term of this agreement, LIVE agreed to reimburse PNA for all of the costs to PNA of Mr. Cushey's employment by PNA. LIVE also agreed to indemnify both Mr. Cushey and PNA for Mr. Cushey's activities while providing services to LIVE under such agreement. This agreement terminated in December 1994 as a result of Mr. Cushey's departure from PNA in order to become a full time employee of LIVE. LIVE paid PNA a total of $157,500 under this agreement. In July 1994, LIVE paid Mr. Cushey an additional fee of $25,000 for financial advisory services then expected to be rendered by Mr. Cushey to LIVE during 1994 in connection with the Merger.

     In July 1994, LIVE NV and an affiliate of Pioneer reached an agreement whereby the Pioneer affiliate will receive the Japanese theatrical, video and television distribution rights to the films Wagons East, Top Dog, The Beans of Egypt, Maine and Goldy III.

     Carolco

     Pioneer owns approximately 41% of the outstanding voting equity of Carolco. Le Studio and its affiliates own approximately 17% of the outstanding voting equity of Carolco. RCS and its affiliates own approximately 5.8% of the outstanding voting equity of Carolco.

     In March 1994, LIVE and Carolco reached agreement in principle on a business combination (the "Merger"), and executed a Merger Agreement with respect thereto on August 10, 1994 (the "Merger Agreement"). On October 13, 1994 LIVE and Carolco jointly announced that they had agreed to terminate the Merger Agreement between the two companies and to end all discussions regarding a possible business combination. In 1994, LIVE incurred approximately $1,000,000 in expenses in connection with the Merger. As a result of the December 1994 agreement discussed below, which settled all open accounts between LIVE and Carolco, LIVE wrote off the remaining unpaid receivable amount of $6,211,000 that LIVE had recorded in its financial records as owing from Carolco, the entire amount of which previously had been reserved for.

     LHV is party to an agreement with Carolco entitling LHV to acquire home video rights in the United States and Canada for most motion pictures produced or controlled by Carolco on which principal photography has commenced prior to July 31, 1995 or for which LHV has paid an advance to Carolco prior to such date, under a series of agreements which principally consist of a master agreement entered into in July 1987, restated in October 1987, and amended in April 1990, March 1991, October 1991, March 1992 and December 1994 (the "Domestic Master Agreement"). Canadian home video rights have not been granted to LHV in the case of several films produced or acquired by Carolco. Pioneer, Le Studio, RCS and/or their affiliates (collectively, the "Carolco Strategic Investors") have co-financed certain of the motion pictures produced by Carolco subject to the Domestic Master Agreement. The Domestic Master Agreement provides for the payment by LHV of certain advances for each picture, which advances are recoupable from LHV's net receipts from video distribution of the pictures. The Domestic Master Agreement also guarantees that LHV will receive a certain minimum distribution fee; there is a corresponding upper limit on the total gross distribution fee that LHV can earn. "Net receipts" generally are LHV's wholesale receipts less certain expenses such as marketing and costs of manufacturing. All aspects of the Domestic Master Agreement, amendments thereto and advances on individual pictures have been or will be (in the case of future amendments or pictures) approved by the Independent Committees of each of Carolco's and LIVE's Board of Directors. In 1994, LHV made no payments to Carolco and at December 31, 1994 had no recorded contractual obligations under the Domestic Master Agreement. Additional advances will be due if additional films are made available from Carolco under the Domestic Master Agreement.

     LEII is party to an agreement with Carolco International N.V. (now Carolco International Inc.) ("CII") entitling LEII to acquire home video rights in the German-speaking European market for most motion pictures produced or controlled by CII on which principal photography has commenced prior to July 31, 1995 or for which LHV has paid an advance to CII prior to such date (other than rights granted by CII to other parties prior to April 1991), under a master agreement entered into in April 1991 (the "German Master Agreement"). The Carolco Strategic Investors have co-financed certain of the motion pictures produced by CII subject to the German Master Agreement. The German Master Agreement provides for the payment by LEII of certain advances for each picture, which advances are recoupable from LEII's net receipts from video distribution of these pictures. LEII is guaranteed to earn a certain minimum overall distribution fee on each film; there is a corresponding upper limit on the total gross distribution fee that LEII can earn on each film. "Net receipts" generally are the wholesale receipts of LEII or its designated subsidiaries, including VCL, less certain expenses such as marketing and costs of manufacturing. All aspects of the German Master Agreement and advances on individual pictures have been or will be (in the case of future amendments or pictures) approved by the Independent Committee of each of Carolco's and LIVE's Board of Directors. In 1994, LEII did not pay any advances to CII and at December 31, 1994 had no recorded contractual obligations under the German Master Agreement. Additional advances will be due if additional films are made available from Carolco under the German Master Agreement.

     In December 1992, the Company, Carolco and certain of their affiliates reconciled the amounts owing to each by the others (the "Reconciliation Agreement"). In December 1994, as part of an agreement settling all open accounts between them, including those that arose as a result of the Reconciliation Agreement, LIVE and Carolco agreed that all individual films previously delivered to LHV or LEII under either the Domestic Master Agreement or the German Master Agreement would no longer be cross-collateralized with other films, either within individual packages or among so called "film packages"; the companies also agreed that for purposes of their settlement only, all such films would be deemed to have earned the minimum distribution fee that was guaranteed to LHV and LEII.

     LEII and CII were general partners in a Netherlands Antilles general partnership which was involved in the international marketing and distribution of video rights. LEII's contribution to the partnership consisted of international video rights, and CII's contribution consisted of international distribution services.
LEII had a 99% interest in the partnership and CII's interest was 1%. By mutual agreement of LEII and CII, the partnership was dissolved, and the service agreement was canceled, both effective as of September 30, 1994.

     In December 1993, an affiliate of Carolco commenced principal photography of Wagons East, starring John Candy and Richard Lewis. As a result of the untimely death of Mr. Candy, in March 1994 Carolco entered into an arrangement with the insurance carrier and an affiliate of LIVE pursuant to which certain rights in the film were conveyed to LIVE, LIVE agreed to fund completion of the film, and LIVE engaged Carolco to complete production and servicing of certain pre-existing distribution agreements.

     In January 1995, in order to settle disputes between them with respect to the ownership of the United States and Canada video distribution rights to the film Cutthroat Island, LIVE and Carolco reached agreement that Cutthroat Island would not be subject to either the Domestic Master Agreement or the German Master Agreement. LIVE also reached agreement with the distributor of Cutthroat Island whereby LIVE obtained video distribution rights to such film in the United States and Canada, and Carolco made certain payments to LIVE to compensate LIVE for the fact that its distribution fee under the Cutthroat Island video distribution agreement was less favorable to LIVE than the terms of the Domestic Master Agreement.

     In connection with the class action litigation described above under "Item 3 - Legal Proceedings," LIVE and Carolco entered into an agreement dated April 8, 1992, with respect to the division of legal fees and costs relating to that litigation. Pursuant to the agreement, 65% of the legal fees and costs will be paid by LIVE and 35% of the legal fees and costs will be paid by Carolco.

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

Employment and Consulting Agreements

     Mr. Burlage is party to a December 1993 employment agreement with LIVE which provides that he will serve as Chief Executive Officer and President of LIVE from January 1994 until December 1997. Mr. Burlage's minimum salary was $450,000 per annum during 1994 and will be increased each calendar year thereafter by 5% of the base salary in effect in the prior calendar year (or more at the discretion of the Company's Board of Directors). Mr. Burlage will also receive incentive compensation equal to two percent of the Company's earnings before interest and taxes in excess of $10,000,000 per annum, subject to certain exclusions, limited to 100% of his base salary for the applicable year. As part of the agreement, the Company paid Mr. Burlage a signing bonus of $100,000 and agreed to pay for and/or provide a life insurance policy, disability benefits, health insurance benefits, automobile benefits, vacation benefits and a country club membership. In addition, the Company granted Mr. Burlage options to acquire 120,000 shares of the Company's Common Stock at a price of $9.375 per share (the closing price of the Company's Common Stock on the New York Stock Exchange on the date the Company and Mr. Burlage reached agreement on his employment), with 30,000 of such options vesting annually commencing December 31, 1994. LIVE also paid approximately $11,000 in legal fees incurred by Mr. Burlage in connection with his employment agreement with LIVE. If Mr. Burlage's employment is terminated by LIVE for other than "good cause," he will receive his salary, incentive compensation, life insurance, health insurance and automobile benefits for the remainder of the term of his employment agreement. All payments pursuant to the provisions of the immediately preceding sentence would be reduced, dollar for dollar, by the amount received by Mr. Burlage from employment following termination of his agreement.
The stock option information contained in this paragraph has been adjusted to give effect to the Reverse Stock Split.

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

     Mr. Lipton and Strawberries were parties to a December 1992 employment agreement which provided that he would serve as President of Strawberries though January 1996. The agreement provided that Mr. Lipton would receive a minimum annual salary of $161,250 through the term of the agreement, plus such incentive compensation as is determined from time to time by the Board of Directors of Strawberries. As part of the agreement, Strawberries paid Mr. Lipton a $50,000 signing bonus and agreed to provide Mr. Lipton with health insurance, life insurance, automobile benefits and vacation benefits. If more than 50% of the stock or assets of Strawberries was sold above a minimum price during the term of Mr. Lipton's contract and, in certain circumstances, within two years after such term, then Mr. Lipton would have been entitled to additional compensation based upon the net proceeds received in connection with such sale; no amounts were paid to Mr. Lipton as a result of this clause of his agreement upon the Company's sale of the Specialty Retail Division in August 1994. Mr. Lipton's employment agreement was cancelled and replaced by the new owners concurrently with the sale of the Specialty Retail Division.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of February 28, 1995, certain information concerning the ownership of shares of Common Stock and Series C Preferred Stock, and all such information gives effect to the Reverse Stock Split. The Series C Preferred Stock votes on an as converted basis on all matters which may come before the holders of Common Stock, voting together on such matters with the Common Stock. As of February 28, 1995 the Series C Preferred Stock was convertible into 1,075,753 shares of Common Stock. Information is provided concerning the ownership of Common Stock and Series C Preferred Stock by (i) the holders known to LIVE of more than 5% of the outstanding shares of Common Stock or Series C Preferred Stock, (ii) each executive officer and director of LIVE and (iii) all executive officers and directors of LIVE as a group.

     Columns (A) and (B) of the table provide information regarding the voting power of the foregoing persons, entities and groups. Columns C through E of the table show their beneficial ownership of Common Stock and Series C Preferred Stock issued and outstanding as of February 28, 1995. Beneficial ownership has been determined in accordance with Rule 13d-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which provides that a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of, such security and/or (ii) investment power which includes the power to dispose of, or to direct the disposition of, such security. Where known by LIVE, the footnotes to the table indicate when shares have been included in the table based upon beneficial ownership resulting other than from actual ownership of the shares.

     Column C of the table ("Number of Shares of Issued and Outstanding Common Stock") includes only shares of Common Stock actually issued and outstanding as of February 28, 1995. Column E ("Shares of Common Stock in Which Person Has Right to Acquire Beneficial Ownership Within 60 Days") provides information with respect to shares of Common Stock that are not held by a person as of February 28, 1995, but which a person has the right to acquire beneficial ownership of within 60 days of that date (such as upon the exercise of options or warrants, the conversion of convertible securities or through other similar securities or arrangements). Shares of Common Stock issuable upon exercise of options or warrants, upon conversion of convertible securities, or through other similar securities or arrangements are included in Column E if such options, warrants, convertible securities or other similar securities or arrangements are exercisable (or convertible) within 60 days of February 28, 1995, regardless of whether the exercise, conversion or other acquisition price is above or below the current market price for Common Stock.

     Columns (F) and (G) of the table show each of the person's, entity's and group's beneficial ownership of Common Stock calculated in accordance with Rule 13d-3(d)(1) under the Exchange Act, and includes shares of Common Stock issued and outstanding as of February 28, 1995, as well as shares for which beneficial ownership may be acquired within 60 days of that date. In accordance with Rule 13d-3(d)(1) under the Exchange Act, any securities not outstanding but which are the subject of options, warrants, rights, or conversion privileges (or other arrangements which could result in the issuance of additional shares of Common Stock by LIVE) exercisable within 60 days of February 28, 1995, are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

     Certain members of the Board of Directors named in the table are affiliated with one of the beneficial owners of more than 5% of the Common Stock or Series C Preferred Stock (a "5% Owner"). In certain circumstances, a 5% Owner may be deemed to beneficially own Common Stock or Series C Preferred Stock held by such directors, and vice versa. For purposes of the table below, (i) the beneficial ownership of a 5% Owner includes such director's ownership where indicated by footnote even though the 5% Owner may disclaim beneficial ownership of such shares and (ii) the beneficial ownership of the director does not include such 5% Owner's beneficial ownership solely by reason of such director's affiliation with such 5% Owner.

                        BENEFICIAL OWNERSHIP OF COMMON STOCK AND SERIES C PREFERRED STOCK

                                                                                        (E)

                                                                                        Shares of
                                                               (C)                      Common               (F)             (G)
                                                               Number                   Stock in
                                                  (B)          of Shares                Which Person        Amount of Beneficial
                                                               of Issued     (D)        Has Right           Ownership of Common
                                                  Percent of   and                      to Acquire             Stock as of
                                (A)               Votes that   Outstanding   Percent    Beneficial         February 28, 1995 (1)
Name of Beneficial Owner or     Votes Entitled    may be       Common        of         Ownership
Identity of Group               to Cast           Cast (2)     Stock         Class      Within 60 Days   Number of Shares   Percent

     5% Owners
Pioneer. . . . . . . . . . .    1,881,597(3)      53.8%        805,844       33.3%      1,077,753        1,883,597(4)       53.9%
Le Studio (5). . . . . . . .      257,606          7.4%        257,606       10.7%              0          257,606          10.7%
RCS Editori S.p.A.(6). . . .      257,606          7.4%        257,606       10.7%              0          257,606          10.7%
FMR Corp (7) . . . . . . . .            0             *              0           *        391,176          391,176          13.9%


    Management

Anthony J. Scotti (8). . . .        2,829             *          2,829           *         10,841           13,670              *
Roger A. Burlage (9) . . . .            0             *              0           *         30,000           30,000           1.2%
Frans J. Afman (10). . . . .            0             *              0           *          4,900            4,900              *
Jay Burnham (11) . . . . . .            0             *              0           *          2,000            2,000              *
Ronald B. Cushey (12). . . .            0             *              0           *          1,000            1,000              *
Ryuichi Noda (13). . . . . .            0             *              0           *              0                0              *
Jonathan D. Lloyd (14) . . .            0             *              0           *          2,000            2,000              *
Masao Nomura (15). . . . . .            0             *              0           *          1,000            1,000              *
R. Timothy O'Donnell (16). .        3,000             *          3,000           *         14,074           17,074              *
Gregory R. Pierson (17). . .            0             *              0           *          1,000            1,000              *
Roger R. Smith (18). . . . .          152             *            152           *         18,900           19,052              *
Michael J. White (19). . . .            0             *              0           *          8,800            8,800              *
Paul Almond (20) . . . . . .            0             *              0           *          4,000            4,000              *
Steve Mangel (21). . . . . .          134             *            134           *         10,400           10,534              *
Elliot Slutzky (22). . . . .        6,000             *          6,000           *          3,800            9,800              *
Ivan R. Lipton . . . . . . .            0             *              0           *              0                0              *
All executive officers and
directors as a
group**(23). . . . . . . . .       12,115             *         12,115           *        112,715          124,830           4.9%

*Less than 1%

**16 persons comprised of all
  of those named above

  All of the persons listed in
  the chart above have sole
  voting power and sole
  investment power over the
  capital stock they
  beneficially own unless
  otherwise indicated in the
  footnotes below.


(1) The number of shares and percentages are based upon 2,418,700 shares of Common Stock outstanding as of February 28, 1995. The shares of Common Stock underlying immediately exercisable options, warrants or rights, immediately convertible securities, or options, warrants, rights or convertible securities that become exercisable or convertible within 60 days of February 28, 1995 are deemed to be outstanding for the purpose of calculating the number and percentage owned by the holders of such options, warrants, rights or convertible securities.

(2) Based upon 3,494,453 possible votes (comprised of (i) the 2,418,700 votes which may be cast by all holders of outstanding Common Stock and (ii) the 1,075,753 votes which may be cast by Pioneer as the sole holder of the Series C Preferred Stock) as of February 28, 1995. Pioneer, as the sole holder of the Series C Preferred Stock, has the same voting rights (and thus is entitled to the same number of votes) as it would be entitled to if it had converted the Series C Preferred Stock into Common Stock.

(3) Includes 805,844 shares of Common Stock directly owned by Pioneer, and 1,075,753 shares of Common Stock issuable upon conversion of the 15,000 shares of Series C Preferred Stock (plus accrued but unpaid dividends through February 28, 1995) held by Pioneer.

(4) Includes 1,075,753 shares of Common Stock issuable upon conversion of the 15,000 shares of Series C Preferred Stock (plus accrued but unpaid dividends through February 28, 1995) held by Pioneer. The Series C Preferred Stock is entitled to vote together with the Common Stock on all matters coming before the holders of the Common Stock as if its holder had converted the Series C Preferred Stock into Common Stock. On that basis, Pioneer is entitled to cast 1,075,753 votes on matters coming before the holders of Common Stock pursuant to its ownership of the Series C Preferred Stock. Includes options to purchase 2,000 shares of Common Stock held by Pioneer affiliated or nominated directors. Pioneer Electronic Corporation owns all of the outstanding shares of capital stock of PNA which in turn owns all of the outstanding shares of common stock of Pioneer. In their most recent Schedules 13D filed with the Securities and Exchange Commission (the "Commission"), Pioneer Electronic Corporation and PNA also claimed beneficial ownership over all of the securities of LIVE held by Pioneer. The address of Pioneer and PNA is 2265 East 220th Street, Long Beach, California 90810. The address of Pioneer Electronic Corporation is 4-1 Meguro, 1 Chome, Meguro-ku, Tokyo 153, Japan.

(5) Represents shares of Common Stock indirectly owned by Le Studio Canal+ S.A. ("Le Studio") through its wholly-owned subsidiary Cinepole. In their most recent Schedules 13D filed with the Commission, Cinepole claimed shared voting power and shared investment power over all of its 236,006 shares of Common Stock with Le Studio and Le Studio's corporate parent, Canal+ S.A., and Le Studio claimed shared voting power and shared investment power over all of its 21,600 shares of Common Stock with Canal+ S.A. The address of Cinepole is Surinameweg 2, NL - 2035 VA Haarlem, The Netherlands. The address of Le Studio is 17, rue Dumont d'Urville, 75116 Paris, France. The address of Canal+ S.A. is 85-89 Quai Andre Citroen, 75015 Paris, France.

(6) RCS Editori S.p.A. directly owns 60% of the outstanding stock of RCS Video International Services B.V. ("RCS") and
     indirectly owns 40% of the outstanding stock of RCS.   RCS
     International Communications N.V. ("RCS Communications") is 100% owned by RCS Editori S.p.A. RCS Editori S.p.A. may therefore be deemed to own beneficially all of the securities owned by RCS and RCS Communications. Includes 21,600 shares of Common Stock directly owned by RCS and 236,006 shares of Common Stock directly owned by RCS Communications. In their most recent Schedules 13D filed with the Commission, RCS Editori S.p.A. claimed shared voting power and shared investment power over all of its beneficially owned securities with RCS and RCS Communications, RCS claimed shared voting power and shared investment power over 21,600 shares of Common Stock and RCS Communications claimed shared voting power and shared investment power over 236,006 shares of Common Stock. The address of RCS Editori S.p.A. is Via A. Rizzoli 2, 20132 Milan, Italy. The address of RCS and RCS Communications is Museumplein 11, 1071 DJ Amsterdam, The Netherlands.

(7) Represents 391,176 shares of Common Stock which are issuable upon exercise of presently exercisable warrants. FMR Corp. is the parent of Fidelity Management & Research Company which manages or advises funds that hold these warrants. The address of FMR Corp. and Fidelity Management & Research Company is 82 Devonshire Street, F7E, Boston, Massachusetts 02109.

(8) Includes 10,841 shares of Common Stock which are issuable to Mr. Scotti upon exercise of presently exercisable options and warrants. Does not include 33,475 shares of Common Stock held by Scotti Brothers.

(9) Includes 30,000 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(10) Includes 4,900 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(11) Includes 2,000 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(12) Includes 1,000 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(13) Although Mr. Noda may be deemed to own beneficially the securities owned by Pioneer, Mr. Noda has disclaimed beneficial ownership of such securities.

(14) Includes 2,000 shares of Common Stock which are issuable upon exercise of presently exercisable options.

(15) Although Mr. Nomura may be deemed to own beneficially the securities owned by Pioneer, Mr. Nomura has disclaimed beneficial ownership of such securities. Includes 1,000 shares of Common Stock which are issuable to Mr. Nomura upon exercise of presently exercisable options.

(16) Includes 4,900 shares of Common Stock which are issuable upon exercise of presently exercisable options and 9,174 shares of Common Stock underlying three warrants issued to Jefferson Capital. Does not include 33,475 shares of Common Stock held by Scotti Brothers.

(17) Although Mr. Pierson may be deemed to own beneficially the securities owned by Pioneer, Mr. Pierson has disclaimed beneficial ownership of such securities. Includes 1,000 shares of Common Stock which are issuable to Mr. Pierson upon exercise of presently exercisable options.

(18) Includes 18,900 shares of Common Stock which are issuable upon exercise of presently exercisable options, warrants and rights.

(19) Includes 8,800 shares of Common Stock which are issuable (a) upon exercise of presently exercisable options, warrants and rights and (b) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1995.

(20) Includes 4,000 shares of Common Stock which are issuable (a) upon exercise of presently exercisable options, warrants and rights and (b) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1995.

(21) Includes 10,400 shares of Common Stock which are issuable (a) upon exercise of presently exercisable options, warrants and rights and (b) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1995.

(22) Includes 3,800 shares of Common Stock which are issuable (a) upon exercise of presently exercisable options, warrants and rights and (b) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1995.

(23) Includes shares of Common Stock which are issuable (a) upon exercise of presently exercisable options, warrants and rights and (b) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1995.


     The following table sets forth, as of December 31, 1994, the beneficial ownership of shares of LIVE's Series B Preferred Stock, by each stockholder who is known by LIVE to own more than 5% of the outstanding shares of the Series B Preferred Stock based upon 5,600,000 shares of the Series B Preferred Stock outstanding as of December 31, 1994. Although 6,000,000 shares of Series B Preferred Stock were originally issued by LIVE, LIVE purchased 400,000 shares by December 31, 1994 (See "Recent Developments for the Company - Purchase of Series B Preferred Stock," above) leaving 5,600,000 shares outstanding as of that date.

                                          Shares of        Percentage of
Name of Beneficial                        Series B          Outstanding
    Owner                                 Preferred           Series B
                                         Stock Owned      Preferred Stock

FMR Corp. (1)                             2,832,756            50.6%
Metropolitan Life Insurance Company (2)    369,770              6.6%

(1)    FMR Corp. is the parent of Fidelity Management & Research
       Company which manages or advises various funds that hold these shares of Series B Preferred Stock.

(2) Represents shares of Series B Preferred Stock indirectly owned by Metropolitan Life Insurance Company ("Metropolitan") through its wholly-owned subsidiary State Street Research & Management Company ("State Street Research") and State Street Research's affiliate State Street Research Investment Services, Inc. ("State Street Services"). State Street Research and State Street Services are investment advisers registered under the Investment Advisers Act of 1940. In its most recent
       Schedule 13G filed with the Commission, Metropolitan claimed sole voting power and sole investment power over all 369,770 shares of Series B Preferred Stock. In their most recent Schedule 13G filed with the Commission, State Street Research and State Street Services claimed that various of their clients are the beneficial owners of all 369,770 shares of Series B Preferred Stock held by them and State Street Research and State Street Services disclaimed any beneficial interest in those securities. The address of Metropolitan is One Madison Avenue, New York, New York 10010. The address of State Street Research and State Street Services is One Financial Center, Boston, Massachusetts 02111-2690.

As of February 28, 1995, none of the directors or executive officers of LIVE beneficially owned any shares of LIVE's Series B
Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements with Members of the Compensation Committee or Their
Affiliates

     See "Executive Compensation - Compensation Committee
Interlocks and Insider Participation," above.

Arrangements with Le Studio

     In July 1994, Carolco and an affiliate of Le Studio reached an agreement whereby the Le Studio affiliate received the rights in certain French-speaking territories to the motion picture Wagons East. This agreement was performed by an affiliate of LHV after such affiliate acquired rights to Wagons East pursuant to the agreements described above in "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

     In July 1994, LHV and an affiliate of Le Studio executed a definitive agreement whereby LHV licensed the United States and Canadian video rights to the motion picture Stargate.

Arrangements with RCS

     Pursuant to a pre-existing output agreement, an affiliate of RCS received the rights in certain Italian-speaking territories in Europe and Africa to the motion picture Wagons East. Certain of Carolco's rights and obligations under the output agreement relating to the motion picture Wagons East were performed by an affiliate of LHV after such affiliate acquired rights to Wagons East pursuant to the agreements described above in "Executive Compensation - Compensation Committee Interlocks and Insider Participation."

Transactions with FMR Corp.

     In October 1994, the Company repaid the entire remaining amount of principal and accrued interest on the 12% Notes. Funds managed or advised by Fidelity Management & Research Company held approximately $31,250,000 in principal amount of the 12% Notes. FMR Corp. is the parent of Fidelity Management & Research Company.

     On March 7, 1995, the Company acquired 1,400,000 shares of
Series B Preferred Stock from various funds managed or advised by Fidelity Management & Research Company, at the market price in effect on that date.

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

        COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

     Section 16(a) of the Securities Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission and Nasdaq initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1994 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except that Mr. Noda, a Director of the Company, failed to file on a timely basis his initial report on Form 3, which report was filed one day late.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

     (a)(1) The following consolidated financial statements of LIVE and its subsidiaries are included in Item 8 and filed herewith:

          Consolidated Balance Sheets as of December 31, 1993 and
          1994

          Consolidated Statements of Operations for the Years Ended December 31, 1992, 1993 and 1994

          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1992, 1993 and 1994

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1992, 1993 and 1994

          Notes to Consolidated Financial Statements

     (a)(2)    The following consolidated financial statement
schedule is included in Item 14(d):

          Schedule II    --   Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulation of the Commission are either not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) The exhibits listed on the Exhibit Index are filed as part of this report.

     (b) On December 19, 1994, the Company filed a report on Form 8-K, dated December 19, 1994, announcing the December 9, 1994, filing of the Certificate of Amendment with the Delaware Secretary of State, amending the Restated Certificate to effectuate the Reverse Stock Split.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         LIVE ENTERTAINMENT INC.


                         By   /s/  ROGER A. BURLAGE
                                      Roger A. Burlage
                                  Chief Executive Officer

Dated: March 20, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature               Title                           Date



        ANTHONY J. SCOTTI*      Chairman of the Board           March 20, 1995
     Anthony J. Scotti


/s/     ROGER A. BURLAGE        Chief Executive Officer         March 20, 1995
     Roger A. Burlage           (principal executive officer);
                                Director


/s/     RONALD B. CUSHEY        Chief Financial Officer         March 20, 1995
     Ronald B. Cushey           (principal financial officer);
                                Director


/s/     ROBERT L. DENTON        Vice President and              March 20, 1995
     Robert L. Denton           Chief Accounting Officer
                                (principal accounting officer)


        FRANS J. AFMAN*         Director                        March 20, 1995
     Frans J. Afman


        JAY BURNHAM*            Director                        March 20, 1995
     Jay Burnham


/s/     MICHAEL J. WHITE        Director                        March 20, 1995
     Michael J. White

       Signature               Title                           Date


        JONATHAN D. LLOYD*      Director                        March 20, 1995
     Jonathan D. Lloyd


        RYUICHI NODA*           Director                        March 20, 1995
     Ryuichi Noda


        MASAO NOMURA*           Director                        March 20, 1995
     Masao Nomura


        R. TIMOTHY O'DONNELL*   Director                        March 20, 1995
     R. Timothy O'Donnell


        ROGER R. SMITH*         Director                        March 20, 1995
     Roger R. Smith


        GREGORY R. PIERSON*     Director                        March 20, 1995
     Gregory R. Pierson

* By signing his name hereto, Roger A. Burlage signs this document as Chief Executive Officer of the Registrant and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.


By: /s/  ROGER A. BURLAGE, ATTORNEY-IN-FACT
     Roger A. Burlage, Attorney-In-Fact

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         LIVE ENTERTAINMENT INC.


                         By
                              Roger A. Burlage
                              Chief Executive Officer

Dated: March 20, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature               Title                           Date



        ANTHONY J. SCOTTI*      Chairman of the Board           March 20, 1995
     Anthony J. Scotti

                                Chief Executive Officer         March 20, 1995
     Roger A. Burlage           (principal executive officer);
                                Director


                                Chief Financial Officer         March 20, 1995
     Ronald B. Cushey           (principal financial officer);
                                Director


                                Vice President and              March 20, 1995
     Robert L. Denton           Chief Accounting Officer
                                (principal accounting officer)


        FRANS J. AFMAN*         Director                        March 20, 1995
     Frans J. Afman


        JAY BURNHAM*            Director                        March 20, 1995
     Jay Burnham

                                Director                        March 20, 1995
     Michael J. White

       Signature               Title                           Date


        JONATHAN D. LLOYD*      Director                        March 20, 1995
     Jonathan D. Lloyd


        RYUICHI NODA*           Director                        March 20, 1995
     Ryuichi Noda


        MASAO NOMURA*           Director                        March 20, 1995
     Masao Nomura


        R. TIMOTHY O'DONNELL*   Director                        March 20, 1995
     R. Timothy O'Donnell


        ROGER R. SMITH*         Director                        March 20, 1995
     Roger R. Smith


        GREGORY R. PIERSON*     Director                        March 20, 1995
     Gregory R. Pierson

* By signing his name hereto, Roger A. Burlage signs this document as Chief Executive Officer of the Registrant and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.


By:
     Roger A. Burlage, Attorney-In-Fact






                      REPORT OF INDEPENDENT AUDITORS


Board of Directors
LIVE Entertainment Inc.


    We have audited the accompanying consolidated balance sheets of LIVE Entertainment Inc. and subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of LIVE Entertainment Inc. and subsidiaries at December 31, 1993 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                             ERNST & YOUNG LLP

Century City
Los Angeles, California
March 15, 1995

                 LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Amounts in Thousands)
                                                           December 31,
                                                          1993      1994
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash
     of $17,173 and $4,663 . . . . . . . . . . . . .   $ 42,358  $ 24,264
   Accounts receivable, less allowances
     of $25,440 and $19,469. . . . . . . . . . . . .      2,432     1,950
   Inventories . . . . . . . . . . . . . . . . . . .     10,124     7,842
   Film rights . . . . . . . . . . . . . . . . . . .     29,839    50,288
   Deferred income taxes . . . . . . . . . . . . . .      4,176        --
   Other . . . . . . . . . . . . . . . . . . . . . .      1,543     1,371
   Assets held for sale. . . . . . . . . . . . . . .     86,000    17,916
         TOTAL CURRENT ASSETS  . . . . . . . . . . .    176,472   103,631
PROPERTY AND EQUIPMENT, net. . . . . . . . . . . . .      1,686     1,400
RECEIVABLE FROM AFFILIATE. . . . . . . . . . . . . .      8,047        --
FILM RIGHTS, net of accumulated amortization
     of $415,681 and $466,260. . . . . . . . . . . .     32,228    20,820
OTHER ASSETS . . . . . . . . . . . . . . . . . . . .      1,320     1,072
GOODWILL, net of accumulated amortization
     of $32,193 and $36,118  . . . . . . . . . . . .     33,796    29,871
                                                       $253,549  $156,794
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   12% Subordinated Secured Notes due 1994 . . . . .   $ 36,707  $     --
   Current maturities of long-term obligations . . .      8,043     3,478
   Current maturities of Increasing
     Rate Senior Subordinated Notes  . . . . . . . .      3,791     3,954
   Film rights obligations . . . . . . . . . . . . .     15,850    19,776
   Accounts payable. . . . . . . . . . . . . . . . .      9,697     7,305
   Accrued expenses. . . . . . . . . . . . . . . . .      8,646     9,499
   Liabilities related to assets held for sale . . .     46,601    13,542
   Series B Cumulative Convertible
     Preferred Stock (5,000,000 shares 1993) . . . .     40,000        --
   Dividends payable . . . . . . . . . . . . . . . .      1,340     2,131
   Income taxes payable and deferred income taxes. .         --     3,068
         TOTAL CURRENT LIABILITIES . . . . . . . . .    170,675    62,753
LONG-TERM OBLIGATIONS, less current maturities . . .      3,333        --
INCREASING RATE SENIOR SUBORDINATED NOTES
         DUE 1999, including capitalized interest
         of $20,662 and $16,871, less current
         maturities  . . . . . . . . . . . . . . . .     56,871    53,184
ACCRUED EXPENSES, less current portion . . . . . . .      1,740     1,572
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .     10,188     3,568
STOCKHOLDERS' EQUITY:
   Series B Cumulative Convertible Preferred
     Stock--authorized 9,000,000 shares;
     $1.00 par value; $60,000,000 liquidation
     preference (1993); $56,000,000 liquidation
     preference (1994); 1,000,000 (1993)
     and 5,600,000 (1994) shares outstanding . . . .      1,000     5,600
   Series C Convertible Preferred Stock--15,000
     shares authorized and outstanding; $1.00
     par value; $15,000,000 liquidation preference .         15        15
   Common Stock -- authorized 120,000,000 shares
      (1993) and 24,000,000 shares (1994); $0.01 par
      value; 12,090,016 (1993) and 2,418,720 (1994)
      shares outstanding . . . . . . . . . . . . . .        121       121
   Additional paid-in capital. . . . . . . . . . . .    106,507   136,656
   Retained deficit. . . . . . . . . . . . . . . . .    (96,901) (106,675)
                                                         10,742    35,717
                                                       $253,549  $156,794
              See notes to consolidated financial statements.

                 LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands, Except Per Share Data)

                                                         Year Ended
                                                         December 31,
                                                  1992       1993       1994

Net sales. . . . . . . . . . . . . . . . .    $ 160,953  $ 143,735   $ 117,205
Cost of goods sold . . . . . . . . . . . .      142,000    124,336     101,781
     GROSS PROFIT. . . . . . . . . . . . .       18,953     19,399      15,424
Operating expenses:
   Selling, general and administrative expenses. 16,092     17,248      17,673
   Amortization of goodwill. . . . . . . .        3,924      3,924       3,925
                                                 20,016     21,172      21,598
                                                 (1,063)    (1,773)     (6,174)
Disposal of VCL/Carolco Communications GmbH (VCL):
   Net Sales . . . . . . . . . . . . . . .       31,560     28,511      22,712
   Costs and Expenses. . . . . . . . . . .       35,351     32,174      22,712
                                                 (3,791)    (3,663)         --
   Loss on disposal of VCL . . . . . . . .           --    (15,741)         --
                                                 (3,791)   (19,404)         --
         OPERATING LOSS. . . . . . . . . .       (4,854)   (21,177)     (6,174)
   Interest income . . . . . . . . . . . .        2,280      1,345       2,601
   Interest expense. . . . . . . . . . . .      (16,704)    (7,609)     (5,901)
         LOSS FROM CONTINUING OPERATIONS BEFORE
           INCOME TAXES (BENEFIT). . . . .      (19,278)   (27,441)     (9,474)
   Income tax (benefit) expense. . . . . .       (1,818)       768         200
         LOSS FROM CONTINUING OPERATIONS .      (17,460)   (28,209)     (9,674)
Discontinued Operations:
   Income (loss) from discontinued
     operations net of income taxes. . . .        1,090      1,690        (100)
   Loss on disposal and operating losses
     during phase-out period, net of
     income tax benefit  . . . . . . . . .           --    (23,773)         --
         INCOME (LOSS) FROM DISCONTINUED
           OPERATIONS. . . . . . . . . . .        1,090    (22,083)       (100)
         LOSS BEFORE EXTRAORDINARY ITEM. .      (16,370)   (50,292)     (9,774)
EXTRAORDINARY ITEM-Gain from debt
     restructuring, including income
     tax benefit of $790 . . . . . . . . .        3,967         --          --
         NET LOSS. . . . . . . . . . . . .    $ (12,403) $ (50,292)   $ (9,774)

(Loss) income per common share:
   Continuing operations . . . . . . . . .    $   (8.20) $  (13.15)   $  (8.05)
   Discontinued operations . . . . . . . .         0.45      (9.15)      (0.04)
   Extraordinary item. . . . . . . . . . .         1.65         --          --
   Net loss. . . . . . . . . . . . . . . .    $   (6.10) $  (22.30)   $  (8.09)

Net loss attributable to common stock. . .    $ (14,800) $ (53,881)   $(19,565)

Weighted average number of shares
   outstanding . . . . . . . . . . . . . .    2,416,047  2,417,801   2,418,003

              See notes to consolidated financial statements.

                          LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (Dollar Amounts in Thousands)
                                                     Year Ended December 31,
                                           1992               1993               1994
                                      Shares   Amounts   Shares   Amounts   Shares  Amounts
Series A Cumulative Convertible
Preferred Stock
 Beginning balance . . . . . . .    1,050,000  $ 1,050
 Series A Cumulative Convertible
   Preferred Stock issued. .
 Exchange of Series A Cumulative
   Convertible Preferred Stock .   (1,050,000)  (1,050)
 Ending balance. . . . . . . . .           --       --

Series B Cumulative Convertible
Preferred Stock
 Beginning balance . . . . . . .                         6,000,000  $ 6,000 1,000,000 $1,000
 Series B Cumulative Convertible
   Preferred Stock issued. . . .    6,000,000   6,000
 Repurchase of Series B Cumulative
   Convertible Preferred Stock .                                            (400,000)  (400)
 Transferred (to) from current
   liabilities . . . . . . . . .                        (5,000,000) (5,000) 5,000,000  5,000
 Ending balance. . . . . . . . .    6,000,000   6,000    1,000,000   1,000  5,600,000  5,600

Series C Convertible Preferred
Stock
 Beginning balance . . . . . . .                                               15,000     15
 Series C Convertible Preferred
   Stock issued. . . . . . . . .                            15,000      15
 Ending balance. . . . . . . . .                            15,000      15     15,000     15

Common Stock
 Beginning balance . . . . . . .    2,415,533     121    2,417,306     121  2,418,003    121
 Common Stock issued . . . . . .        1,773                  697                717
 Ending balance. . . . . . . . .    2,417,306     121    2,418,003     121  2,418,720    121





                                 (Continued)

                   LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (Continued)
                        (Dollar Amounts in Thousands)

                                             Year Ended December 31,

                                                   1992      1993      1994

Additional Paid-in Capital
   Beginning balance . . . . . . . . . . . .   $  92,615  $ 126,405  $106,507
   Series B Cumulative Convertible
   Preferred Stock dividend accrual. . . .                             (3,000)
   Series C Convertible Preferred
     Stock dividend accrual .                                            (791)

   Common Stock issued . . . . . . . . . . .           9          7
   Series B Cumulative Convertible Preferred
     Stock repurchase. . . . . . . . . . . .                           (1,060)
   Cancellation of stock options
     granted at below market price . . . . .         604
   Exchange of Series A Cumulative
     Convertible Preferred Stock
     for Series B Cumulative
     Convertible Preferred Stock
     and Increasing Rate Senior
     Subordinated Notes due 1999 . . . . . .      36,766
   Issuance of Warrants. . . . . . . . . . .                    600
   Series C Convertible Preferred
     Stock issued. . . . . . . . . . . . . .                 14,495
   Series B Cumulative Convertible
     Preferred Stock transferred (to) from
     current liabilities . . . . . . . . . .                (35,000)   35,000
   Ending balance. . . . . . . . . . . . . .     129,994    106,507   136,656

Retained Earnings (Deficit)
   Beginning balance . . . . . . . . . . . .     (34,206)   (46,609)  (96,901)
   Net loss  . . . . . . . . . . . . . . . .     (12,403)   (50,292)   (9,774)
   Ending balance. . . . . . . . . . . . . .     (46,609)   (96,901) (106,675)

Other
   Beginning balance . . . . . . . . . . . .        (380)      (447)       --
   Translation adjustment. . . . . . . . . .         (67)       447        --
   Ending balance. . . . . . . . . . . . . .        (447)        --        --

Total Stockholders' Equity . . . . . . . . .   $  89,059  $  10,742 $  35,717






               See notes to consolidated financial statements.

                   LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)

                                                           Year Ended
                                                          December 31,
                                                    1992      1993        1994
OPERATING ACTIVITIES:
   Loss from continuing operations . . . . .   $ (17,460) $ (28,209) $  (9,674)
   Adjustments to reconcile net loss to
      net cash provided by (used for)
      continuing operating activities:
    Depreciation and amortization of
      property and equipment . . . . . . . .       1,496        880        745
    Amortization of goodwill . . . . . . . .       4,875      3,924      3,925
    Loss on disposal of VCL. . . . . . . . .          --     15,741         --
    Extraordinary item - gain from debt
      restructuring. . . . . . . . . . . . .       3,967         --         --
    Amortization of and adjustments to
      film rights  . . . . . . . . . . . . .      78,961     53,091     49,056
    Income taxes payable and deferred
      income taxes . . . . . . . . . . . . .      (2,353)      (478)       624
    Utilization of pre-acquisition net
      operating loss carryforwards . . . . .       1,000         --         --
   (Increase) decrease in operating assets,
      net of acquisitions:
    Accounts receivable. . . . . . . . . . .      56,088      6,515        482
    Refundable income taxes. . . . . . . . .       7,718         --         --
    Inventories. . . . . . . . . . . . . . .       5,250      5,802      2,282
    Assets held for sale . . . . . . . . . .       9,095    (12,637)    68,084
    Receivable from affiliate. . . . . . . .        (329)    (2,683)     8,047
    Other assets . . . . . . . . . . . . . .       1,468        427        420
   Increase (decrease) in operating
     liabilities, net of acquisitions:
    Accounts payable and accrued expenses. .       2,263    (13,888)    (1,707)
    Liabilities related to assets held for sale.  (2,028)     6,436    (33,059)
    Acquisition of and adjustment to
      film rights  . . . . . . . . . . . . .     (53,331)   (31,907)   (58,096)
    Film rights obligations incurred . . . .      51,360     31,907     58,096
    Payments on film rights obligations. . .     (70,856)   (43,631)   (54,170)
      Cash provided by (used for)
        continuing operating activities. . .      77,184     (8,710)    35,055
      Cash (used for) provided by
        discontinued operations. . . . . . .     (17,040)     1,150       (100)
      Cash provided by (used for) operating
        activities . . . . . . . . . . . . .      60,144     (7,560)    34,955
INVESTING ACTIVITIES:
   Acquisition of property and equipment . .      (3,051)    (3,676)      (459)
      Cash used for investing activities . .      (3,051)    (3,676)      (459)
FINANCING ACTIVITIES:
   Issuance of bank debt and long-term
     obligations . . . . . . . . . . . . . .     166,131    211,260      2,500
   Payments on bank debt and long-term
     obligations . . . . . . . . . . . . . .    (220,410)  (189,381)   (50,631)
   Payment of debt restructuring expenses. .      (2,533)        --         --
   Issuance of Common Stock. . . . . . . . .          10         --         --
   Repurchase of Series B Cumulative
   Preferred Stock . . . . . . . . . . . . .          --         --     (1,460)
   Dividends paid on Preferred Stock
     (Series B and Series C) . . . . . . . .      (2,397)    (2,249)    (2,999)
   Issuance of Series C Preferred Stock. . .          --     15,117         --
      Cash provided by (used for) financing
        activities . . . . . . . . . . . . .     (59,199)    34,747    (52,590)
      Effect of exchange rate changes. . . .         190         --         --
      Increase (decrease) in cash and cash
        equivalents  . . . . . . . . . . . .      (1,916)    23,511    (18,094)
      Cash and cash equivalents at
        beginning of period  . . . . . . . .      20,763     18,847     42,358
      Cash and cash equivalents at end of
        period . . . . . . . . . . . . . . .   $  18,847  $  42,358   $ 24,264



               See notes to consolidated financial statements.

                 LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1994

Note 1 - Summary of Significant Accounting Policies

     Background and Operations: LIVE Entertainment Inc. ("LIVE" or the "Company") was formed in 1988 and its largest ongoing businesses are LIVE Home Video ("LHV") and LIVE Entertainment International Inc. (formerly LEI-IVE Entertainment N.V.)("LEII"), which acquire rights to theatrical motion pictures, children's films and special interest programs (including CD-ROM) which they market and distribute in all media to wholesalers, retailers and consumers in the United States and Canada (LHV) and internationally
(LEII). As part of its international activities, the Company also owns an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany. VCL's year-end is November 30. In March 1994, the Company decided to dispose of its interests in the "Specialty Retail Division," consisting of its former wholly owned subsidiary, Strawberries Inc. ("Strawberries") and Strawberries' wholly owned subsidiary, Waxie Maxie Quality Music Co. ("Waxie Maxie"), and VCL. In August 1994, the Company completed the sale of the Specialty Retail Division and in February 1995 executed a preliminary agreement providing for the disposal of its interest in VCL. Accordingly, the Company's interests in the Specialty Retail Division, as of December 31, 1993, and VCL, as of December 31, 1993 and 1994, have been recorded as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale." The results of operations for the Specialty Retail Division have been included through August 31, 1994 (the disposal date). The Company's continuing operations are principally in a single business segment, the distribution and retail sale of a broad variety of entertainment software products.

     Principles of Consolidation: The financial statements include the accounts of the Company and its subsidiaries - LHV, the Specialty Retail Division, LEII and VCL. The financial statements reflect the Company's interests in the Specialty Retail Division and VCL as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale" and have been restated to account for the Specialty Retail Division as a discontinued operation. All significant intercompany balances and transactions have been eliminated.

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

     Inventory Valuation: LHV's inventory of duplicated videocassettes and boxes is stated at the lower of actual cost or market. All other inventories, which consist of pre-recorded music, videocassettes and accessories, are stated at the lower of cost or market determined by using an average cost which approximates the first-in, first-out (FIFO) method. The Specialty Retail Division's (in 1993) and VCL's (in 1993 and 1994) inventories have been re-classified and included in "Assets Held For Sale."

     Depreciation and Amortization: Property and equipment are stated at cost and are depreciated over their estimated service lives using accelerated and straight-line methods. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the related leases.

     Film Rights: Acquisition, production, print and advertising costs (which benefit future periods) are capitalized as film rights. Film rights are stated at the lower of unamortized cost or estimated net realizable value. In accordance with Financial Accounting Standards Board Statement No. 53, the individual film forecast method is used to amortize film rights. Costs accumulated in the acquisition, production and distribution of a film are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for residuals and participations are accrued and expensed in the same manner as film rights are amortized. Where film rights are acquired from producers for a guaranteed minimum payment and the producer retains a participation in the film profits, the film profits are allocated to the Company until the guaranteed minimum payment is recovered, after which the producer's share is accrued.

     Revenue estimates on a film by film basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions. When necessary, unamortized film rights are written down to net realizable value based on this appraisal.

     Goodwill: Goodwill represents both the excess of consideration paid for companies acquired in purchase transactions over the estimated fair value of the net assets of such companies and the application of pushdown accounting associated with the purchase of LHV by Carolco Pictures Inc. ("Carolco") in 1986. Goodwill is being amortized principally on a straight-line basis over periods ranging from 7 to 30 years. The recoverable goodwill balance relating from the acquisition of the Specialty Retail Division (in 1993) and VCL (in 1993 and 1994) has been re-classified and included in "Assets Held For Sale." It is the Company's policy to evaluate goodwill and recognize impairment if it is probable that the recorded amounts are not recoverable from future cash flows.

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

     Revenue Recognition: Minimum guaranteed amounts from theatrical exhibition and revenues from home video, television and pay television license agreements are recognized when the license period begins from each motion picture and such motion pictures are available pursuant to the terms of the license agreement. Revenues from theatrical exhibition in excess of minimum guaranteed amounts are recognized ratably during the period of exhibition. Cash collected in advance of the time of availability is recorded as advance collections on contracts.

     Once completed, a typical theatrical film will generally be made available for license as follows:


                                    Months After        Approximate
          Marketplace              Initial Release    Release Period

     Domestic theatrical             ----                4-6 months
     Domestic home video             4-6  months        ----
     Domestic pay-per-view           6-9  months           3 months
     Domestic pay television        10-18 months       12-21 months
     Domestic network/basic cable   30-36 months       18-36 months
     Domestic syndication           30-36 months        3-15 years
     Foreign home video              6-12 months        ----
     Foreign television             18-24 months       18-30 months

     Sales Revenue and Returns Recognition: Revenue from sales is generally recognized upon delivery to the customer. However, in accordance with industry practice, certain sales are made with the right to return unsold items. An allowance is provided for the gross profit impact of future sales returns, which reduces sales and cost of goods sold accordingly.

     Net Loss Per Common Share: Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares, consisting of outstanding stock options and warrants, and convertible preferred stock are not included as they are antidilutive. Per share information has been determined on the basis of 2,416,047, 2,417,801 and 2,418,003 weighted average shares outstanding for the years ended December 31, 1992, 1993 and 1994, respectively. The net loss per common share for the year ended December 31, 1994 gives effect to the accretion of the redemption value of the Series B Preferred Stock of $6,000,000. The net loss per common share for the years ended December 31, 1992, 1993 and 1994 gives effect to total dividends on both the Series B Preferred
Stock and the Series C Preferred Stock of $2,397,000, $3,589,000 and $3,791,000, respectively.

     Foreign Currency Translation: The Company's foreign subsidiaries use the local currency as the functional currency. The assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenues and expenses have been translated into U.S. dollars based generally on the average rates prevailing during the period. Gains and losses resulting from foreign currency transactions were not significant during 1992, 1993 and 1994.

     Concentration of Credit Risk: The Company sells film properties and videocassettes to wholesalers, retailers and consumers worldwide. Sales by LHV are made to customers nationwide. Sales by LEII are made to customers in various territories worldwide. Credit is extended to wholesalers and retailers based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Credit risk relating to the sale and distribution of videocassettes by WEA Corp. ("WEA") to LHV's customers has been assumed by WEA under the terms of a three-year distribution agreement (see Note 8).

     The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Generally, the investments made mature within 30 days and therefore are subject to little risk. The Company has not incurred any losses related to these investments.

     Fair Values of Financial Instruments: At December 31, 1994, the carrying value of the Company's financial instruments, which consist primarily of short-term and long-term debt, approximates the fair value thereof. Fair value of publicly held debt has been determined based on quoted market prices.

     Re-classification: Certain re-classifications were made to the 1992 and 1993 financial statements to conform to the 1994 presentations.

Note 2 - Restructuring of Senior Subordinated Notes and Series A
Preferred Stock

     On March 17, 1993, the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") confirmed a prepackaged plan of reorganization (the "Prepackaged Plan") for LIVE, providing for the issuance of $40,000,000 in principal amount of Increasing Rate Senior Subordinated Notes due 1999 (the "LIVE Increasing Rate Notes") (see Note 11), 6,000,000 shares of Series
B Preferred Stock, with a liquidation preference of $60,000,000, par value $1.00 per share, initially bearing a dividend of 5% if paid in cash or 8% if paid in kind (see Note 13) and $8,000,000 in cash, replacing an aggregate of $110,000,000 principal amount of the Company's then-outstanding 14.5% Senior Subordinated Notes due May 15, 1999 (the "Outstanding Notes"), plus accrued and unpaid interest of $12,672,000 through August 31, 1992, and 1,050,000 shares of outstanding Series A Cumulative Convertible Preferred Stock, with a liquidation preference of $21,000,000, bearing a 10% cash dividend of which $872,000 was accrued and unpaid as of August 31, 1992 (the "Series A Preferred Stock") (the Outstanding Notes and the Series A Preferred Stock are referred to herein collectively as the "Outstanding Securities"). This completed the financial restructuring of LIVE begun in 1992 (the "Restructuring") that contemplated these transactions. Reorganized LIVE emerged from bankruptcy on March 23, 1993.

     In 1992, the Company recognized an extraordinary gain on the debt restructuring of $3,967,000, including a tax benefit of $790,000.

Note 3 - Series C Preferred Stock

     On March 23, 1993, Pioneer LDCA, Inc. ("Pioneer") received
15,000 shares of the Company's Series C Preferred Stock, par value $1.00 per share.

     The Series C Preferred Stock bears a cash dividend rate of 5% ($50 per share) per annum, payable semi-annually on June 30 and December 31 of each year. Although dividends were accrued by the Company during 1993 and 1994, the June 30 and December 31, 1993, and June 30 and December 31, 1994 dividends totaling $1,378,000 ($91.87 per share) (including dividends on the unpaid dividends) were not paid due to restrictions imposed on the Company by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of the Company (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series C Preferred Stock and the Series B Preferred Stock. The Company has realized consolidated net losses since the Series C Preferred Stock and the Series B Preferred Stock were issued. Thus, pursuant to the terms of the Series B Preferred Stock, the Company is prohibited from paying the June 30 and December 31, 1993 and June 30 and December 31, 1994 cash dividends on the Series C Preferred Stock.

     The Series C Preferred Stock ranks junior to the Series B Preferred Stock and senior to all other classes of stock of the Company. The Series C Preferred Stock is convertible into 1,075,753 shares of common equity of the Company (either Common Stock or Series A Common Stock). The number of shares into which the Series C Preferred Stock is convertible was determined by dividing the $16,378,000 liquidation preference of the Series C Preferred Stock by $15.225, which was 140% of the average closing price of the Company's Common Stock on the New York Stock Exchange for the ten trading days ending March 18, 1993, the date that was three business days before the closing of the Restructuring. Holders of the Series C Preferred Stock are entitled to vote with the holders of Common Stock generally with each share entitled to as many votes as the number of shares of Common Stock into which it may be converted. The Series C Preferred Stock, in combination with the Company's Common Stock owned by Pioneer, represents approximately 53% of the voting equity of the Company (see Note
13). The Series C Preferred Stock may not be redeemed until March 23, 1995. Thereafter, the Series C Preferred Stock may only be redeemed in certain limited circumstances in the event of increases in the trading price of the Company's Common Stock or in the event of a merger of the Company with another entity.

Note 4 - Discontinued Operations

     On August 31, 1994, LIVE sold its entire interest in its Specialty Retail Division to a group including Castle Harlan, Inc., the President of the Specialty Retail Division, and other senior managers of the Specialty Retail Division. The purchaser group also included Jefferson Capital Group, Ltd. ("Jefferson Capital"). The total purchase price paid to LIVE for the Specialty Retail Division was $35,000,000 in cash, resulting in a loss on disposal of $23,773,000, which was accrued in 1993.

     In February 1995, the Company and certain of its affiliates, on the one hand, and Datty Ruth, the owner of 19% of VCL, and Apricot Computer GmbH ("Apricot"), on the other, entered into a preliminary agreement whereby the Company's 81% interest in VCL, as well as all receivables owed by VCL to the Company or its affiliates, will be transferred to Ruth and Apricot. The total consideration to be received by the Company and its affiliates in connection with such transactions is approximately $7,900,000, of which approximately $3,100,000 was received in February 1995. The Company could receive additional amounts depending upon the post closing profits of VCL; furthermore, the Company will be entitled to share in the profits from future sales of VCL if, following closing but no later than December 31, 1996, greater than 19% of VCL is sold for greater than $4,800,000.

     Consummation of the transactions contemplated by the preliminary agreement is subject to the execution and completion of definitive agreements. The parties expect the transactions contemplated by their preliminary agreement to be finalized during 1995.

     Accordingly, the Company's interests in the Specialty Retail Division, as of December 31, 1993, and VCL as of December 31, 1993 and 1994, have been recorded as "Assets Held For Sale," and "Liabilities Related To Assets Held For Sale" and have been written down to their estimated net realizable values. The Company anticipates completing the disposal of VCL by the end of 1995. The operating statements presented have been restated to separately disclose the results of operations of VCL and to account for the Specialty Retail Division as a discontinued operation in 1993. The losses on disposal of the Specialty Retail Division and VCL include provisions for operating losses during the phase out period of $2,024,000 and $3,885,000, respectively, which have been included in "Liabilities Related To Assets Held For Sale" as of December 31, 1993. "Assets Held For Sale" consist primarily of accounts receivable, inventories, properties, equipment and video rights. "Liabilities Related To Assets Held For Sale" consist primarily of accounts payable, accrued expenses, debts and video obligations. Corporate general and administrative expenses have not been allocated to either entity.

     The Specialty Retail Division's revenues for the years ending December 31, 1992, 1993 and the seven months ended August 31, 1994 were $98,894,000, $106,124,000 and $57,846,000, respectively.
Income/(losses) from operations for the same periods were $1,090,000, $1,690,000 and ($3,339,000), respectively, net of
(benefit)/provision for income taxes of ($98,000), $632,000 and $100,000, respectively.

Note 5 - Foreign Operations

     For the year ended December 31, 1994, net revenues, operating profits and identifiable assets relating to foreign operations were $26,629,000, $2,945,000 and $33,262,000, respectively. At December
31, 1993 and 1994 the assets of VCL have been included in "Assets Held For Sale." For the year ended December 31, 1993, net revenues, operating losses and identifiable assets relating to foreign operations were $34,009,000, ($3,289,000) and $28,871,000, respectively. For the year ended December 31, 1992, net revenues, operating losses and identifiable assets relating to foreign operations were $32,993,000, ($3,043,000) and $42,983,000, respectively.

Note 6 - Film Rights

     The components of film rights are as follows:

                                                          December 31,
                                                         1993      1994
                                                         (In Thousands)

Titles released. . . . . . . . . . . . . . . . .       $443,161  $491,576
Less amortization. . . . . . . . . . . . . . . .       (415,681) (466,260)
                                                         27,480    25,316
Titles not released, masters received. . . . . .         17,783    34,872
Advances paid, masters not received. . . . . . .         16,804    10,920
   TOTAL FILM RIGHTS . . . . . . . . . . . . . .       $ 62,067 $  71,108
Current portion of film rights . . . . . . . . .       $ 29,839 $  50,288
Non-current portion of film rights . . . . . . .         32,228    20,820
  Total. . . . . . . . . . . . . . . . . . . . .       $ 62,067 $  71,108

     The Company estimates that 78.8% of its film rights will be amortized during the three years ending December 31, 1997.

Note 7 - Property and Equipment

     The components of property and equipment are as follows:

                                                          December 31,
                                                         1993      1994
                                                         (In Thousands)

Building and improvements. . . . . . . . . . . .     $    415  $    447
Equipment and furniture. . . . . . . . . . . . .        6,432     6,128
                                                        6,847     6,575
Less accumulated depreciation and amortization .       (5,161)   (5,175)
                                                     $  1,686  $  1,400

Note 8 - Debt and Other Financing

     Debt and other financing consist of the following:
                                                          December 31,
                                                         1993      1994
                                                         (In Thousands)

12% Subordinated Secured Notes due 1994. . . . .       $ 36,707  $    --
Distribution agreements. . . . . . . . . . . . .         11,353    3,478
Increasing Rate Senior Subordinated Notes
  due 1999 (see Note 11), including
  capitalized interest of $20,662 (1993) and
  $16,871 (1994) . . . . . . . . . . . . . . . .         60,662   57,138
Other. . . . . . . . . . . . . . . . . . . . . .             23       --
                                                        108,745   60,616
Less current maturities. . . . . . . . . . . . .         48,541    7,432
                                                       $ 60,204 $ 53,184

 On November 16, 1994 LIVE entered into a three year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). Borrowings available under the Foothill Credit Facility are limited to $20,000,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are determined under a borrowing base calculation, which includes certain allowable accounts receivable, film rights and inventory balances, and are secured by substantially all of the assets of LIVE and its subsidiaries. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate (10.5% at December 31, 1994), payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provides for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of December 31, 1994 the Company was in compliance with all such financial ratios. As of December 31, 1994 there were no amounts outstanding under the revolving credit facility.

 On February 5, 1993, the Company, LHV and certain of their subsidiaries entered into a $20,000,000 credit facility (the "Junior Credit Facility") with Pioneer North America, Inc., ("PNA"), the parent of Pioneer, and a group of other participants. PNA committed to fund $15,000,000 of the Junior Credit Facility conditioned upon completion of Restructuring, and a group of participants (the "Junior Credit Facility Participants") funded $5,000,000 of the Junior Credit Facility prior to completion of the Restructuring. An affiliate of the Company was one of the Junior Credit Facility Participants, and provided $250,000 of the $5,000,000 funded by the Junior Credit Facility Participants. Borrowings under the Junior Credit Facility bore interest at the Chemical Bank prime rate plus six percentage points, resulting in an interest rate of 12% per annum. On March 26, 1993, the Junior Credit Facility was refinanced by an Indenture governing $37,000,000 in principal amount of the 12% Subordinated Secured Notes due 1994 (the "12% Notes"). An affiliate of the Company held $500,000 in principal amount of the 12% Notes; a director of the Company held $250,000 in principal amount of the 12% Notes. The 12% Notes held by this same affiliate and director were sold to unrelated parties in July 1993.

 On August 31, 1994, LIVE sold its entire interest in its Specialty Retail Division to a group including Castle Harlan, Inc., Ivan R. Lipton, the President of the Specialty Retail Division, and other senior managers of the Specialty Retail Division. The purchaser group also included Jefferson Capital Group, Ltd.; R. Timothy O'Donnell, the President of Jefferson Capital Group, Ltd., is a Director of LIVE. The total purchase price paid to LIVE for the Specialty Retail Division was $35,000,000 in cash. LIVE's Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") was mandatorily redeemable from the net proceeds of any sale of the Specialty Retail Division remaining after the payment of transaction costs and the payment of any debt secured by the Specialty Retail Division. Repayment of the 12% Notes was secured by the stock of the Specialty Retail Division. As a result of LIVE's early 1994 decision to dispose of its interest in the Specialty Retail Division, a total of $40,000,000 of Series B Preferred Stock had been re-classified from equity to current liabilities as of December 31, 1993 reflecting LIVE's then expectation to sell the Specialty Retail Division for $40,000,000. LIVE at that time had also expected that the holders of the 12% Notes would extend the maturity date of the 12% Notes on a long term basis beyond September 15, 1994. Due to the demand for payment made by the holders of all $37,000,000 in principal amount of the 12% Notes, LIVE used all of the net proceeds from the sale of the Specialty Retail Division to repay the 12% Notes and no net proceeds remained from the sale to redeem any of the Series B Preferred Stock. The net proceeds of the sale, together with other cash on hand, were used to repay the full amount of the 12% Notes - $5,750,000, plus accrued interest, on September 15, 1994, and the remaining $31,250,000, plus accrued interest, on October 17, 1994.

    On May 11, 1992, LHV entered into a three-year distribution agreement with WEA that became effective on May 31, 1992. Under the terms of the agreement, WEA advanced $20,000,000 to LHV, recoupable from distribution revenues during the three year term of the agreement at the rate of $555,555 per month plus interest at LIBOR plus 0.2%, not to exceed the prime rate. In order to obtain the advance, LHV granted WEA a first priority security interest in most of LHV's Family Home Entertainment catalog titles. LHV received an additional $4,900,000 advance from WEA, which was repaid in full in September 1992. At December 31, 1993 and 1994 there was $10,000,000 and $3,333,000, respectively, outstanding. Interest on the advance at December 31, 1994 was 6.2%. LHV is currently in negotiations with WEA for a possible extension of this agreement. There is no assurance that such an extension will be agreed upon or, if so, what the terms of such extension may be.

    LHV has an agreement with MCA Canada Ltd. ("MCA Canada") under which MCA Canada is the exclusive distributor of LHV's videocassette product in Canada. This agreement expires in December 1997, subject to a three year option to extend in favor of LHV. MCA Canada advanced $10,000,000 to LHV in October 1991; $5,000,000 was recoupable from 100% of the proceeds on sales commencing September 1, 1991 and $5,000,000 is recoupable in 31 equal monthly installments commencing March 1, 1992, plus interest at LIBOR plus 0.2%, not to exceed the prime rate. At December 31, 1993 and 1994 there were $1,353,000 and $145,000, respectively, outstanding. Interest on the advance at December 31, 1994 was 6.2%.

    On June 11, 1992, the Specialty Retail Division entered into a two-year $10,000,000 line of credit with Foothill Capital Corporation (the "Strawberries Credit Facility") to provide working capital as well as funds for expansion for the Specialty Retail Division. Borrowings under the Strawberries Credit Facility were secured by substantially all of the assets of the Specialty Retail Division. Outstanding borrowings under the Strawberries Credit Facility bore interest at the rate of 3.5% per annum above the higher of the Bank of America reference rate or the greater of the Citibank or Mellon Bank prime rate. In no event was interest under the loan less than 9% per annum or $25,000 per month. As of the Specialty Retail Division's 1993 fiscal year end, $3,354,000 was outstanding under the Strawberries Credit Facility and the interest rate under this facility were 9.5%. Such amounts were included in "Liabilities Related To Assets Held For Sale" at December 31, 1993.

    The Specialty Retail Division owns the building housing its corporate headquarters and distribution center in Milford, Massachusetts. In 1988, the Division entered into a $4,000,000 mortgage loan on this building, bearing interest at the prime rate plus 0.5%, with interest payable monthly, annual principal reduction payments of $40,000 and a balloon payment of all unpaid principal and interest on August 20, 1993. In July 1993, the Division agreed with the holder of the mortgage loan to change the interest rate to a fixed rate of 9% per annum, to continue annual principal reduction payments of $40,000 and to extend the balloon payment date to August 20, 1995. At December 31, 1993, there was $3,800,000 outstanding under the loan. Such amount was included in "Liabilities Related To Assets Held For Sale" at December 31, 1993.

    In December 1989, VCL entered into an agreement with a former shareholder to acquire certain stock and video rights for $2,155,000, of which $1,333,000 accrued interest at 2-1/2% above LIBOR and was paid in 1991. The balance accrued interest at 8% per annum and had required principal payments of 48 equal monthly installments. At December 31, 1993 there was $268,000 outstanding under this obligation. In addition, as of December 31, 1993, VCL owed $859,000 to another former shareholder, of which $199,000 bore interest at 7% per annum and was payable in eight quarterly installments beginning in April 1991. The balance was non-interest bearing and was payable in four equal annual installments commencing in April 1994. Such amounts were included in "Liabilities Related To Assets Held For Sale" at December 31, 1993.

    The future maturities of long-term obligations are as follows:

Year Ending December 31,
                                           (In Thousands)

1995 . . . . . . . . . . . . . . . . . . . . . .$ 7,432
1996 . . . . . . . . . . . . . . . . . . . . . .  4,008
1997 . . . . . . . . . . . . . . . . . . . . . .  4,425
1998 . . . . . . . . . . . . . . . . . . . . . . 23,502
1999 . . . . . . . . . . . . . . . . . . . . . . 21,249
                                               $ 60,616

     Interest paid for the years ended December 31, 1992, 1993 and 1994 was $6,280,000, $9,190,000 and $4,621,000 respectively, including $569,000, $964,000 and $787,000 related to the Company's discontinued operations.

Note 9 - Leases

     The Company generally conducts its operations through leased office facilities. The Company also leases automobiles, computer equipment, furniture, fixtures and other equipment. Most leases require that the Company perform all necessary repairs and maintenance, provide insurance and pay taxes assessed against the leased property. The terms of leases range from month-to-month to five years, some of which have renewal options. Certain rents are adjusted for increases based upon the Consumer Price Index. The leases are classified as operating leases.

     Future minimum operating lease payments for the Company, as of December 31, 1994 are:


                                             (In Thousands)
1995 . . . . . . . . . . . . . . . . . . . . . .$   810
1996 . . . . . . . . . . . . . . . . . . . . . .    794
1997 . . . . . . . . . . . . . . . . . . . . . .    794
1998 . . . . . . . . . . . . . . . . . . . . . .    792
1999 . . . . . . . . . . . . . . . . . . . . . .    371
Total net minimum lease payments . . . . . . . . $3,561

     For the years ended December 31, 1992, 1993 and 1994, rent expense under all operating leases aggregated $7,505,000, $7,953,000 and $6,685,000,, respectively, including $5,964,000,
$6,548,000 and $5,213,000, related to the Company's discontinued operations.

Note 10 - Film Rights Obligations

     At December 31, 1994, the unrecorded future obligation for undelivered film product approximates $11,478,000. Deposits made for guaranteed delivery of undelivered film product are recorded as film rights.

     Certain agreements permit a reduction in the amount of film right payments when stipulated conditions have not been met. Many agreements also contain an obligation for the payment of royalties above the minimum guarantee if sales exceed a stipulated amount.
At December 31, 1994, $11,545,000 of royalties payable are included in film rights obligations.

Note 11 - Increasing Rate Senior Subordinated Notes Due 1999

     On March 17, 1993, the Bankruptcy Court confirmed the Prepackaged Plan for LIVE, providing for the issuance of the LIVE Increasing Rate Notes. The LIVE Increasing Rate Notes mature on March 23, 1999. Interest accrued on the LIVE Increasing Rate Notes from September 1, 1992 at 10% per annum and was scheduled to increase to 12% on March 23, 1996. The LIVE Increasing Rate Notes are governed by the terms of an Indenture between the Company and American Stock Transfer & Trust Company, as Trustee (the "Public Indenture"). LIVE believed that at the end of 1994 it may have been in violation of the minimum consolidated net worth covenant contained in the Indenture. Such default would have permitted the trustee thereunder or holders of 25% in aggregate principal amount of the LIVE Increasing Rate Notes to give notice and accelerate maturity of the indebtedness represented by the LIVE Increasing Rate Notes. In November 1994, a majority of the holders of the LIVE Increasing Rate Notes agreed to eliminate the minimum net worth covenant contained in the Indenture, thereby removing the possibility that LIVE might have defaulted under that covenant in 1995. As part of the amendment of the Indenture, LIVE agreed to increase the interest rate on the LIVE Increasing Rate Notes from 10% per annum to 12% per annum effective October 18, 1994. Payment of the LIVE Increasing Rate Notes is secured only by a lien on the Common Stock of LHV, subject and subordinate to a lien under the Foothill Credit Facility and is subordinated to all of the Company's present and future senior debt. The LIVE Increasing Rate Notes are subject to mandatory redemption of $20,000,000 of the principal amount on March 23, 1998 and are redeemable at any time at par plus accrued interest.

     The Indenture restricts the ability of the Company and its Restricted Subsidiaries to incur additional senior debt and subsidiary senior debt, to make restricted payments and restricted investments, to merge, consolidate or sell assets of the Company or its Restricted Subsidiaries, to create liens other than to secure senior debt, subsidiary senior debt and certain other permitted debt, or to enter into certain transactions with affiliates of the Company, including Carolco Pictures Inc. ("Carolco").

     Interest to maturity on $36,872,000 of the LIVE Increasing Rate Notes of $20,622,000 and $16,871,000 at December 31, 1993 and
1994, respectively, has been included in the carrying value of the LIVE Increasing Rate Notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and will not be recognized as interest expense in current and future years.

Note 12 - Income Taxes

     As discussed in Note 1, the Company records its income tax provision in accordance with SFAS No. 109.

Loss From Continuing Operations Before Income Taxes is as Follows:

                                            December 31,
                                    1992         1993           1994
                                           (In Thousands)

Domestic . . . . . . . . . . . .$ (15,944)    $ (8,037)    $   (7,945)
Foreign. . . . . . . . . . . . .   (3,334)     (19,404)        (1,529)
                                $ (19,278)    $(27,441)    $   (9,474)

Income Tax Expense (Benefit) From Continuing Operations

                                            December 31,
                                  1992         1993        1994
                                          (In Thousands)
Currently payable:
  Federal. . . . . .           $   239      $   453     $   --
  State. . . . . . .               342          332       (494)
  Foreign. . . . . .               263           54         70
                                   844          839       (424)
Deferred:
  Federal. . . . . .            (1,023)         411        624
  State. . . . . . .            (2,639)        (482)        --
                                (3,662)         (71)       624

Expense in lieu of income taxes resulting
 from utilization of pre-acquisition net
 operating losses:
  Foreign. . . . . .             1,000           --         --
                                 1,000           --         --
                              $ (1,818)     $   768     $  200

Components of Deferred Income Taxes

                                                       December 31,
                                              1992         1993      1994
                                                     (In Thousands)

Film rights. . . . . . . . . . . . . .    $ (3,280)    $    (71) $    368
Sales returns and other allowances . .         286            1        35
Accelerated depreciation and basis
  reduction  . . . . . . . . . . . . .        (20)            2         3
Accruals not currently deductible
  for tax purposes . . . . . . . . . .       (685)           (8)      218
Other. . . . . . . . . . . . . .                37            5        --
                                          $ (3,662)    $    (71) $    624


Reconciliation of Effective Rate of Income Taxes

                                            Percentage of Income (Loss)
                                                     December 31,
                                             1992        1993       1994

Restated tax provision . . . . .          $ (1,818)   $    768   $   200
Book loss. . . . . . . . . . . .           (19,278)    (27,441)   (9,474)
  Effective tax rate . . . . . .               9.4%      (2.8)%     (2.1)%


Federal statutory rate . . . . .               4.0%      35.0%      35.0%
State income taxes . . . . . . .              12.8       (0.4)      (3.0)
Alternative minimum tax effect,
  other. . . . . . . . . . . . .             (17.3)      (4.4)      (1.2)
Utilized net operating loss. . .                --      (26.9)     (17.6)
Foreign income subject to
  local taxes. . . . . . . . . .              (6.5)      (0.2)      (0.7)
Foreign deemed dividend. . . . .              (6.7)      (0.9)      (0.1)
Goodwill amortization. . . . . .              (6.9)      (5.0)     (14.5)

  Effective tax rate . . . . . .               9.4%      (2.8)%     (2.1)%

Components of Deferred Tax Liabilities and Assets

                                                    Current     Non-current
Deferred tax liabilities:
  Amortization of film rights and other. . . .    $  (4,440)     $ (3,568)
    Total deferred tax liabilities . . . . . .       (4,440)       (3,568)
Deferred tax assets:
  Sales returns and other allowances . . . . .        6,743            --
  Accelerated depreciation . . . . . . . . . .           --            71
  Accruals not currently deductible. . . . . .        2,187            --
  Other. . . . . . . . . . . . . . . . . . . .        2,447            --
  Tax effect of NOL carryforward . . . . . . .           --         3,325
  Tax basis difference - debt. . . . . . . . .        1,290         4,072
                                                     12,667         7,468
  Less valuation allowance . . . . . . . . . .      (11,295)       (7,468)
   Net deferred tax assets . . . . . . . . . .        1,372            --
    Total deferred tax assets/(liabilities). .    $  (3,068)     $ (3,568)

    Income taxes paid for the years ended December 31, 1992, 1993 and 1994 were $196,000, $1,766,000 and $1,456,000, respectively, including $89,000, $230,000 and $580,000, related to the Company's discontinued operations. The valuation allowance has increased $2,978,000, from $15,785,000 at December 31, 1993 to $18,763,000 at
December 31, 1994.

    At December 31, 1992, the cumulative undistributed earnings of the Company's foreign subsidiaries of approximately $3,824,000 were deemed remitted as a dividend in accordance with certain provisions of the U.S. Internal Revenue Code ("I.R.C."). During 1993, $4,400,000 of undistributed earnings of the Company's foreign subsidiaries were deemed remitted as a dividend in accordance with the provisions referred to above. The related taxes were provided for these deemed dividends in the Company's 1993 U.S. tax provision. Effective September 13, 1994 LEI-IVE Entertainment N.V. was domesticated as a Delaware corporation under the name LIVE Entertainment International Inc. Such reorganization should not result in United States or California tax liability to the Company.

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

    At December 31, 1994, approximately $31,000,000 of net operating loss carryforwards are available for regular federal tax return purposes. In accordance with Section 108 of the I.R.C., the Company was required to reduce its "tax attributes" due to the confirmation of the Prepackaged Plan. This resulted in the reduction of net operating loss carryforwards by approximately $35,000,000. Remaining federal net operating losses of $31,000,000 for regular income tax purposes are subject to annual limitations as described above and will expire between the years 1996 and 2010. State net operating loss carryforwards were $13,000,000 prior to the reduction in "tax attributes." This amount was fully absorbed after the reduction in "tax attributes" due to the confirmation of the Prepackaged Plan, resulting in the elimination of all net operating losses for state tax purposes. For federal Alternative Minimum Tax ("AMT") return purposes, $4,000,000 of net operating loss carryforwards are available after the reduction in "tax attributes." AMT net operating loss carryforwards will expire between 1996 and 2006. AMT credits of $2,000,000 and foreign tax credits of $370,000 are available to offset future regular federal income tax liabilities. The disposal of the Specialty Retail Division on August 31, 1994 resulted in a capital loss of approximately $22,000,000 for regular tax purposes and $22,800,000 for AMT purposes, which may be carried forward, but expire in 1999.

    The Company is currently under examination by the Internal Revenue Service for the years ended 1989 through 1991 and by the California Franchise Tax Board for the years ended 1988 through 1990. The Company does not believe these examinations will have a material impact on the financial position or the results of operations.

Note 13 - Stockholders' Equity

    On December 9, 1994, the Company filed with the Delaware Secretary of State a Certificate of Amendment (the "Certificate of Amendment") to the Company's Restated Certificate of Incorporation (the "Restated Certificate"), amending Article FOURTH of the Restated Certificate to reclassify every five outstanding shares of its common stock, par value $.01 per share ("Prior Common Stock"), as one share of the Company's common stock having the same par value and other powers, preferences and rights as the Prior Common Stock (such shares of reclassified Prior Common Stock are sometimes hereinafter referred to as shares of "Common Stock") (the "Reverse Stock Split").

    The Reverse Stock Split was approved by the affirmative written consent of holders of over 64% of the Prior Common Stock and the Company's Series C Preferred Stock, voting together as a single class, pursuant to a Consent Solicitation Statement dated November 23, 1994. Only holders of record of the Prior Common Stock and Series C Preferred Stock at the close of business on October 31, 1994 were entitled to consent to the Reverse Stock Split. All share amounts indicated herein have been adjusted to reflect the retroactive application of such Reverse Stock Split.

    On October 20, 1993, Carolco, formerly the owner of approximately 51.7% of the outstanding Common Stock and 37% of the voting equity of the Company, completed a financial restructuring (the "Carolco Restructuring"). As part of the Carolco Restructuring, Pioneer, RCS Video International Services B.V. ("RCS") and a subsidiary of Le Studio Canal+ ("Canal+" and collectively with Pioneer and RCS, the "Strategic Investors") received all 1,249,057, shares of LIVE Common Stock owned by Carolco. Canal+ subsequently transferred to its affiliate, Cinepole Productions B.V. ("Cinepole"), all of the Common Stock in the Company owned by Canal+. As of February 28, 1995 the LIVE voting ownership percentage held by Pioneer, RCS and Cinepole and their affiliates was 53.8%, 7.4% and 7.4%, respectively.

    On March 23, 1993, pursuant to the Prepackaged Plan, the
Series A Preferred Stock was exchanged for a combination of LIVE Increasing Rate Notes and Series B Preferred Stock. Effective upon the completion of the Restructuring, 6,000,000 shares of Series B Preferred Stock were outstanding. Each share of Series B Preferred Stock has a liquidation value of $10.00 per share. Holders of the Series B Preferred Stock are entitled to an annual dividend, payable quarterly, which accrues from September 1, 1992 at 5% ($0.50 per share) if paid in cash or 8% if paid in kind ("PIK") and increases on May 1, 1996 to 10% ($1.00 per share) if paid in cash and 12% if PIK. Dividends of $3,000,000 ($0.50 per share) in each of 1994 and 1993, and $1,000,000 ($0.17 per share) in 1992 were accrued on the Series B Preferred Stock and were paid beginning in March 1993 and quarterly thereafter. The Company may redeem the Series B Preferred Stock at any time, initially at 80% of the liquidation value until March 31, 1994, increasing 1% per month to 100% of the liquidation value after October 31, 1995.

    Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred from time to time, either through private purchases or through open market purchases. On December 9, 1994, and March 7, 1995, LIVE acquired, and subsequently retired, 400,000 shares and 1,400,000 shares, respectively, of the Series B Preferred Stock at average prices under $4.00 per share.

    Holders of the Series B Preferred Stock are entitled to elect two directors, and in certain circumstances, up to four members, or under certain other circumstances, a majority of the Company's Board of Directors. No other voting rights exist. In addition, commencing May 1, 1996, or earlier if the Company has elected to pay PIK dividends for a total of four quarters, holders can convert the Series B Preferred Stock into LIVE Common Stock. The conversion price per share is obtained by dividing the liquidation value by either the market price of the Common Stock or the "Floor Price." The Floor Price is initially $20.00 per share of Common Stock, decreasing $1.25 per share at the end of each three month period thereafter. On September 1, 1998, the conversion price will be reset to the lower of the market price or $5.00 per share, resulting in the potential issuance of a minimum of 12,000,000 shares of the Company's Common Stock.

    The Company's Stock Option and Stock Appreciation Rights Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights ("SARs") to its officers, directors, key employees, consultants and other persons. Options to purchase a maximum of 300,000 shares of the Company's Common Stock, of which 120,000 may be granted as SARs, are available under the Plan. In March 1994, the Company's Board of Directors resolved, subject to stockholder approval, to increase the maximum number of shares which may become available under the Plan by 100,000 shares. The options vest over varying periods and expire in 10 years.

    On March 6, 1995, the Stock Option Committee of the Board of Directors granted to all current employees and Directors of LIVE and LHV (other than members of the Stock Option Committee) who were holders of options pursuant to the Company's 1988 Stock Option and Stock Appreciation Rights Plan, as amended (the "1988 Plan"), the option to agree to cancel certain options (the "Canceled Options") and to receive in return therefor new options (the "New Options") pursuant to the 1988 Plan, all on the following terms and conditions: (i) the exercise price for the New Options would equal $3.50, the closing price of the Common Stock on the SmallCap Market on March 6, 1995, (ii) fifty percent (50%) of the New Options would vest on March 6, 1996; the remainder would vest on March 6, 1997, provided that no New Options would vest earlier than the scheduled vesting date for the corresponding Canceled Options, and (iv) all New Options would expire on the expiration date of the corresponding Canceled Options.

    A summary of stock option transactions during the three years ended December 31, 1994 follows:

                                             Number of     Option Price
                                               Shares        Per Share

Stock options outstanding:
  December 31, 1991. . . . . . . . . . . . .   202,670      33.35-110.00
    Canceled . . . . . . . . . . . . . . . .  (228,930)      9.38-110.00
    Granted. . . . . . . . . . . . . . . . .   162,740       9.38- 33.35
  December 31, 1992. . . . . . . . . . . . .   136,480       9.38- 70.00
    Canceled . . . . . . . . . . . . . . . .   (24,130)      9.38- 70.00
    Granted. . . . . . . . . . . . . . . . .   185,860       8.75- 13.75
  December 31, 1993. . . . . . . . . . . . .   298,210       8.75- 70.00
    Canceled . . . . . . . . . . . . . . . .   (85,960)      8.75- 70.00
    Granted. . . . . . . . . . . . . . . . .    86,570       2.75- 15.63
  December 31, 1994. . . . . . . . . . . . .   298,820       2.75- 15.63

     At December 31, 1994, 133,260 options were exercisable, at an average exercise price of $12.76 per share, and no stock appreciation rights were outstanding. Options to purchase 139,320
(1992), 77,590 (1993) and 76,860 (1994) shares of the Company's
Common Stock were available for grant under the Plan.

     In January 1992, the Board of Directors of the Company, acting as the Stock Option Committee pursuant to the Plan, granted to current employees and directors of LIVE, LHV and the Specialty Retail Division who were holders of options pursuant to the Plan the right to agree to cancel certain options ("Previous Canceled Options") and to receive in return therefore additional options ("Previous New Options") pursuant to the Plan, all on the following terms and conditions: (a) the exercise price for the Previous New Options would equal $14.38, the closing price of the Company's Common Stock on the New York Stock Exchange on January 16, 1992;
(b) fifty percent (50%) of the Previous New Options would vest on January 16, 1993, the remainder would vest on January 16, 1994; (c) no Previous New Options would vest earlier than the scheduled vesting date for the corresponding Previous Canceled Options and
(d) all Previous New Options would expire on January 15, 2002. In connection with this arrangement, options to purchase 109,440 shares were exchanged for Previous New Options.

     Warrants to purchase 9,900 shares of the Company's Common Stock were issued during 1990 and were outstanding as of December 31, 1994. These warrants are currently exercisable at prices ranging from $71.25 to $72.50 per share (fair market value at the date of grant) and expire over varying periods through 2000.

     In 1993, the Company issued warrants to purchase 266,666 and 200,000 shares of the Company's Common Stock at a price of $10.00 and $13.60 per share, respectively. The warrants are exercisable until March 1998 and the holders have been granted demand and piggyback registration rights for the Common Stock underlying the Warrants. Proceeds of $600,000 from the 12% Notes were allocated to the warrants and were accounted for as additional paid-in capital in 1993.

Note 14 - Stockholders' Rights Plan

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

Note 15 - Related Party Transactions

     Revenues generated by LHV from Carolco titles amounted to 38.4%, 13.0% and 4.6% of combined LHV and VCL net sales for the years ended December 31, 1992, 1993 and 1994, respectively. As of December 31, 1993, the Company had a note receivable from Carolco bearing interest aggregating $8,047,000. In December 1992, the Company, Carolco and certain of their affiliates reconciled the amounts owing to each by the others (the "Reconciliation Agreement"). In December 1994, as part of an agreement settling all open accounts between them, including those that arose as a result of the Reconciliation Agreement, LIVE and Carolco agreed that all individual films previously delivered to LHV or LEII under either the Domestic Master Agreement or the German Master Agreement would no longer be cross-collateralized with other films, either within individual packages or among so called "film packages"; the companies also agreed that for purposes of their settlement only, all such films would be deemed to have earned the minimum distribution fee that was guaranteed to LHV and LEII.

     In December 1993, an affiliate of Carolco commenced principal photography of Wagons East, starring John Candy and Richard Lewis. As a result of the untimely death of Mr. Candy, in March 1994 Carolco entered into an arrangement with the insurance carrier and an affiliate of LIVE pursuant to which certain rights in the film were conveyed to LIVE, LIVE agreed to fund completion of the film, and LIVE engaged Carolco to complete production and servicing of certain pre-existing distribution agreements.

     In March 1994, LIVE and Carolco reached agreement in principle on a business combination (the "Merger"), and executed a Merger Agreement with respect thereto on August 10, 1994 (the "Merger Agreement"). On October 13, 1994 LIVE and Carolco jointly announced that they had agreed to terminate the Merger Agreement between the two companies and to end all discussions regarding a possible business combination. In 1994, LIVE incurred approximately $1,000,000 in expenses in connection with the Merger. As a result of the December 1994 agreement discussed above which settled all open accounts between LIVE and Carolco, LIVE wrote off the remaining unpaid receivable amount of $6,211,000 that LIVE had recorded in its financial records as owing from Carolco (of which all but $2,177,000 was reserved for in prior years).

     In 1991, a subsidiary of LHV granted Pioneer a license for United States laser videodisc rights to LHV's library of motion pictures for a term of four years. Pioneer paid $5,000,000 under this agreement as a non-returnable advance recoupable on a cross-collateralized basis from all royalties payable to LHV's subsidiary. As of December 31, 1994 the advance had been fully recouped.

     In July 1994, LIVE NV and an affiliate of Pioneer reached an agreement whereby the Pioneer affiliate will receive the Japanese theatrical, video and television distribution rights to the films Wagons East, Top Dog, The Beans of Egypt, Maine and Goldy III.

     In July 1994, Carolco and an affiliate of Le Studio Canal+ S.A. ("Le Studio"), a greater than 5% owner of LIVE, reached an agreement whereby the Le Studio affiliate received the rights in certain French-speaking territories to the motion picture Wagons East. This agreement was performed by an affiliate of LHV after such affiliate acquired rights to Wagons East pursuant to the agreements described above.

     In July 1994, LHV and an affiliate of Le Studio executed a definitive agreement whereby LHV licensed the United States and Canadian video rights to the motion picture Stargate.

     Pursuant to a pre-existing output agreement, an affiliate of RCS Video International Services B.V. ("RCS"), a greater than 5% owner of LIVE, received the rights in certain Italian-speaking territories in Europe and Africa to the motion picture Wagons East. Certain of Carolco's rights and obligations under the output agreement relating to the motion picture Wagons East were performed by an affiliate of LHV after such affiliate acquired rights to Wagons East pursuant to the agreements described above.

     In 1991, Jefferson Capital, an affiliate of a director of the Company, received a $100,000 cash retainer for investment banking services provided in connection with the proposed business combination of the Company and Carolco. During 1992, Jefferson Capital (together with a co-financial advisor) received $850,000, plus out-of-pocket expenses, as payment for financial advisory services rendered in connection with the Restructuring and, in January 1993 received a $100,000 retainer for investment banking services to be provided in connection with the Company's consideration of a potential business combination of the Company and Carolco. As a result of the Company's execution of the Merger Agreement, an additional $400,000 was paid under this agreement in August 1994. Additionally, $850,000 was paid in connection with the completion of the Restructuring. In 1993, Jefferson Capital and the co-financial advisor received a $150,000 non-refundable retainer to assist the Company in structuring and placing a long-term working capital facility for LHV and to make recommendations regarding the Company's capital structure. In addition, each received warrants to purchase 3,333 and 2,941 shares of the Company's Common Stock at a price of $10.00 and $13.60 per share, respectively. In 1994 these parties assisted the Company in negotiating and obtaining the Foothill Credit Facility and received a total fee of $300,000 for such services.

     In October 1994, LIVE retained Jefferson Capital as its advisor in connection with LIVE's efforts to obtain the agreement of the holders of the LIVE Increasing Rate Notes to eliminate the minimum net worth covenant contained in the Indenture. Jefferson Capital received a total fee of $200,000 (one half paid in October 1994 and the second half paid in November 1994) for investment banking services provided in connection with such efforts. Jefferson Capital's fee was not contingent upon the success of LIVE's efforts to amend the Indenture. LIVE also agreed to reimburse Jefferson Capital for its reasonable out-of-pocket expenses, including legal fees, and to indemnify Jefferson Capital against certain liabilities, including liabilities under the federal securities laws, relating to or arising out of services performed by Jefferson Capital for this engagement.

     In connection with the Restructuring, a director of the Company and Jefferson Capital received a total of $630,000, plus expenses. The director received $92,000 of such amount.

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

     In 1993, the Company's Chairman of the Board was issued warrants to purchase 2,941 shares of the Company's Common Stock at a price of $13.60 per share.

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

     An affiliate of a director of the Company received a cash fee of $79,000 and $75,000 in 1992 and 1993, respectively, for services provided to the Company.

Note 16 - Incentive Savings Plan

     The Company has established the LIVE Incentive Savings Plan, a profit sharing and 401(k) savings plan, in which eligible employees of LIVE, LHV and the Specialty Retail Division may participate. Each employee who has attained the age of 21 may become a participant as of the beginning of each calendar quarter when such employee has completed 1,000 hours of service in the relevant one-year computation period. The Company, at the discretion of the Board of Directors, may make annual contributions to the LIVE Incentive Savings Plan. The Company's profit sharing contributions are allocated to individual accounts of participants in proportion to their compensation. A participant is fully vested in his or her tax-deferred employee contributions at all times. A participant whose employment terminates for any reason other than death or disability is entitled only to the vested portion of the contributions made by the Company on behalf of the plan participant. The LIVE Incentive Savings Plan permits tax-deferred voluntary employee contributions of an amount equal to not more than 10% of compensation, to be matched by a LIVE contribution in an amount equal to 50% of the employee's voluntary contributions which do not exceed 6% of his or her compensation. With certain exceptions, contributions made by the Company vest equally over a period of four years. Company contributions to the Savings Plan were $53,000 $55,000 and $46,000 for the years ended December 31, 1992, 1993 and 1994, respectively.

Note 17 - Commitments and Contingencies

     Letters of Credit and Guarantees:

     At December 31, 1994 the Company had outstanding letters of credit of $3,675,000 relating to certain video rights obligations, which are secured by restricted cash, and $370,000 related to other miscellaneous obligations.

     Employment and Separation Agreements:

     The Company has employment agreements with certain of its officers generally for a term of one to four years. Future minimum payments under these contracts are approximately $2,376,000, $1,812,000 and $1,283,000 for the years ending December 31, 1995, 1996 and 1997.

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

     In connection with the above described class action litigation, LIVE and Carolco entered into an agreement dated April 8, 1992, with respect to the division of legal fees and costs relating to that litigation. Pursuant to the agreement, 65% of the legal fees and costs will be paid by LIVE and 35% of the legal fees and costs will be paid by Carolco.

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

       Note 18 - Quarterly Financial Information (Unaudited)

     Certain quarterly financial information is presented below:
                                      First    Second     Third    Fourth
                                     Quarter   Quarter   Quarter   Quarter   Year
                                     (Amounts in Thousands, Except Per Share Data)
1993
  Combined net sales (1) . . . .    $ 35,302  $ 44,250   $ 44,123  $ 48,571  $172,246
  Gross profit . . . . . . . . .       7,517     7,325      5,848     2,448    23,138
  Operating profit (loss). . . .         837       493     (1,226)  (21,281)  (21,177)
  Income (loss) from
    continuing operations before
    income taxes . . . . . . . .        340     (1,096)    (2,948)  (23,737)  (27,441)
  Income (loss) from
    continuing operations. . . .        340     (1,096)    (2,948)  (24,505)  (28,209)
  Discontinued operations. . . .     (1,068)      (445)      (330)  (20,240)  (22,083)
  Net (loss) . . . . . . . . . .       (728)    (1,541)    (3,278)  (44,745)  (50,292)
  Preferred dividends. . . . . .        767        937        938       947     3,589
  Net (loss) attributable to
    Common Stock . . . . . . . .     (1,495)    (2,478)    (4,216)  (45,692)  (53,881)
  Net (loss) per common share:
    Continuing operations. . . .      (0.30)     (0.85)     (1.60)   (10.40)   (13.15)
    Discontinued operations. . .      (0.30)     (0.15)     (0.15)    (8.55)    (9.15)
    Net loss . . . . . . . . . .    $ (0.60)  $  (1.00)  $  (1.75) $ (18.95) $ (22.30)

1994
  Combined net sales (2) . . . .    $ 23,606  $ 34,692   $ 37,673  $ 43,946  $139,917
  Gross profit . . . . . . . . .       3,856     5,433        387     7,171    16,847
  Operating (loss) profit. . . .      (1,630)      151     (5,264)      569    (6,174)
  (Loss) income from
    continuing operations before
    income taxes . . . . . . . .      (2,838)   (1,069)    (6,626)    1,059    (9,474)
  (Loss) income from
    continuing operations. . . .      (2,838)   (1,369)    (6,626)    1,159    (9,674)
  Discontinued operations. . . .          --        --         --      (100)     (100)
  Net loss . . . . . . . . . . .      (2,838)   (1,369)    (6,626)    1,059    (9,774)
  Accretion in redemption value of
   Series B Preferred Stock. . .         600     1,800      1,800     1,800     6,000
  Preferred dividends. . . . . .         937       937        942       975     3,791
  Net loss attributable to
    Common Stock . . . . . . . .      (4,375)   (4,106)    (9,368)   (1,716)  (19,565)
  Net loss per common share:
    Continuing operations. . . .       (1.81)     (1.70)    (3.87)    (0.67)    (8.05)
    Discontinued operations. . .          --         --        --     (0.04)    (0.04)
    Net loss . . . . . . . . . .     $ (1.81)   $ (1.70)  $ (3.87)  $ (0.71)  $ (8.09)


    (1)  Combined net sales include net sales of VCL of $5,770, $9,083, $5,494 and $8,164 for each of the fiscal quarters of 1993, respectively.
    (2)  Combined net sales include net sales of VCL of $5,341, $5,541, $3,828 and $8,002 for each of the fiscal quarters of 1994, respectively.

                        LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              Column A                     Column B           Column C            Column D      Column E
                                                             Additions
                                          Balance at   Charged to   Charged to                 Balance at
                                          Beginning    Costs and      Other                       End
            Description                   of Period     Expenses     Accounts    Deductions    of Period
                                                        (Dollar Amounts in Thousands)
Year ended December 31, 1992 Deducted from
 Asset Accounts:

 Allowance for future sales returns. . . .  $14,505  $33,206 (a)       --       $29,647 (b)    $18,064
 Allowance for doubtful accounts .            1,452      615           --           297 (c)      1,770
 Allowance for advertising .                  5,087   13,166           --        13,624 (d)      4,629
 Allowance for overstock inventory            5,053    3,735           --         1,544 (e)      7,244
 Allowance for film rights in excess of net
   realizable value. . . . .                  3,636    1,912           --            12 (f)      5,536

Year ended December 31, 1993 Deducted from
 Asset Accounts:

 Allowance for future sales returns. . . .  $18,064  $18,308 (a)       --       $18,566 (b)    $17,806
 Allowance for doubtful accounts . . . . .    1,770      413           --           742 (c)      1,441
 Allowance for advertising . . . . . . . .    4,629   11,215           --         9,651 (d)      6,193
 Allowance for overstock inventory . . . .    7,244    2,490           --         5,233 (e)      4,501
 Allowance for film rights in excess of net
   realizable value. . . . . . . . . . . .    5,536       --           --         4,213 (f)      1,323

Year ended December 31, 1994 Deducted from
 Asset Accounts:

 Allowance for future sales returns. . . .  $17,806  $11,554 (a)       --       $18,513 (b)    $10,847
 Allowance for doubtful accounts . . . . .    1,441       75          256            30 (c)      1,742
 Allowance for advertising . . . . . . . .    6,193   10,633           --         9,945 (d)      6,881
 Allowance for overstock inventory . . . .    4,501      469           --         2,282 (e)      2,688
 Allowance for film rights in excess of net
   realizable value. . . . . . . . . . . .    1,323       --           --            --          1,323


(a)      Amounts represent the gross profit impact of anticipated sales returns.
(b)      Returns credited to customer accounts during the year and includes $649 (1993) re-classified VCL "Assets
         Held For Sale."
(c)      Net amount of accounts written-off and recoveries during the year.  Also, includes $679 (1993) re-classified
         VCL "Assets Held For Sale."
(d)      Reimbursements for co-op advertising.
(e)      Disposal of overstock inventory and includes $103 (1993) re-classified VCL "Assets Held For Sale."
(f)      Write-off of film rights and includes $513 (1993) re-classified VCL "Assets Held For Sale."












                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549










                                 EXHIBITS

                                    To

                                 Form 10-K

                                    Of

                          LIVE ENTERTAINMENT INC.

                For the fiscal year ended December 31, 1994

                             INDEX TO EXHIBITS


                                                               Sequentially
Exhibit                                                            Numbered
Number                          Description                        Page

2.1   Agreement and Plan of Merger dated as of August
      31, 1994 among the Registrant, Strawberries Inc.,
      Strawberries Merger Corp. and Strawberries
      Holding, Inc. (without exhibits) (incorporated by reference to Exhibit 2.1 to Registrant's Current
      Report on Form 8-K dated September 15, 1994) . .

2.2   Agreement and Plan of Merger dated as of August
      10, 1994 among Carolco Pictures Inc., the
      Registrant and Carolco Acquisition Corp.
      (including certain exhibits) (incorporated by reference to Exhibit 2 to Mario F. Kassar and New
      Carolco Investments B.V.'s Schedule 13D (Amendment
      No. 14) under the Securities Exchange Act of 1934 filed with the Commission on August 16, 1994). .

2.3   Termination Agreement, dated as of October 13,
      1994, among the Registrant, Carolco Acquisition
      Corp. and Carolco Pictures Inc. (incorporated by
      reference to Exhibit 10.1 to Current Report on
      Form 8-K of Carolco Pictures Inc. filed with the
      Commission on October 13, 1994). . . . . . . . .

3.1   Restated Certificate of Incorporation of the
      Registrant (incorporated herein by reference to
      Appendix C of Registrant's Registration Statement
      No. 33-24396). . . . . . . . . . . . . . . . . .

3.2   Form of Certificate of Amendment to Restated
      Certificate of Incorporation of the Registrant
      (incorporated herein by reference to Exhibit 20 to
      the Registrant's Schedule 13E-4, filed on December
      15, 1992, as amended). . . . . . . . . . . . . .

3.3   Form of Certificate of Designations, Preferences
      and Relative, Participating, Optional or Other
      Special Rights of Series B Cumulative Convertible
      Preferred Stock of the Registrant (incorporated
      herein by reference to Exhibit 36 to the
      Registrant's Schedule 13E-4, filed on December 15,
      1992, as amended). . . . . . . . . . . . . . . .

3.4   Amended Certificate of Designations, Preferences
      and Rights of Series C Cumulative Convertible
      Preferred Stock of the Registrant (incorporated
      herein by reference to Exhibit 3.4 to the
      Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 31, 1992) . . . . . .

3.5   Certificate of Designations specifying the terms
      of the Series R Junior Participating Preferred
      Stock, par value $1.00 per share, of the
      Registrant, filed with the Secretary of State of
      the State of Delaware (incorporated herein by
      reference to Exhibit 3 to the Registrant's Current
      Report on Form 8-K, dated August 1, 1990). . . .

3.6   Form of Certificate of Amendment to Restated
      Certificate of Incorporation of the Registrant
      (incorporated by reference to Exhibit 2.1 to
      Registrant's Current Report on Form 8-K dated
      December 19, 1994) . . . . . . . . . . . . . . .

3.7   Bylaws of the Registrant (incorporated herein by
      reference to Exhibit 3.4 to the Registrant's
      Registration Statement No. 33-24396) . . . . . .

3.8   Amendment to Bylaws of the Registrant, adopted on
      June 18, 1992 (incorporated herein by reference to
      Exhibit 3.6 to the Registrant's Registration
      Statement on Form S-4, filed on December 15, 1992,
      as amended). . . . . . . . . . . . . . . . . . .

3.9   Contingent Payment Rights Agreement, dated as of
      June 28, 1991, between the Registrant, Vestron
      Acquisition Corp., Vestron Inc. and American Stock
      Transfer & Trust Company, as Rights Agent, and
      Price Waterhouse, as Representative (incorporated
      herein by reference to Exhibit 2.1 to the
      Registrant's Registration Statement on Form 8-A,
      dated July 15, 1991) . . . . . . . . . . . . . .

4.1   Form of Common Stock Certificate (incorporated
      herein by reference to Exhibit 4 to the
      Registrant's Registration Statement No. 33-24396)
       . . . . . . . . . . . . . . . . . . . . . . . .

4.2   Rights Agreement, dated as of July 19, 1990,
      between the Registrant and American Stock Transfer
      & Trust Company, which includes as exhibits
      thereto, the form of Right Certificate and the
      Summary of Rights (incorporated herein by
      reference to Exhibit 4a to the Registrant's
      Current Report on Form 8-K, dated August 1, 1990)
       . . . . . . . . . . . . . . . . . . . . . . . .

4.3   First Amendment to Rights Agreement, dated as of
      May 1, 1992, between the Registrant and American
      Stock Transfer & Trust Company (incorporated
      herein by reference to Exhibit 4 to the
      Registrant's Current Report on Form 8-K, dated May
      1, 1992) . . . . . . . . . . . . . . . . . . . .

4.4   Form of Indenture between the Registrant and
      American Stock Transfer & Trust Company, as
      trustee, relating to the LIVE Increasing Rate
      Notes (including Note and Pledge Agreement)
      (incorporated herein by reference to Exhibit 35 to
      the Registrant's Schedule 13E-4, filed on December
      15, 1992, as amended). . . . . . . . . . . . . .

4.5   Form of Supplemental Indenture between the
      Registrant and American Stock Transfer & Trust
      Company, as trustee, relating to the LIVE
      Increasing Rate Notes* . . . . . . . . . . . . .

4.6   Form of Certificate of Series B Cumulative
      Convertible Preferred Stock (incorporated herein
      by reference to Exhibit 4.7 to the Registrant's
      Registration Statement on Form S-4, filed on
      December 15, 1992, as amended) . . . . . . . . .

4.7   Form of Certificate of Series C Convertible
      Preferred Stock (incorporated herein by reference
      to Exhibit 4.8 to the Registrant's Registration
      Statement on Form S-4, filed on December 15, 1992,
      as amended). . . . . . . . . . . . . . . . . . .

4.8   Indenture, dated as of March 26, 1993, between the
      Registrant and U.S. Trust Company of California,
      N.A., relating to the $37,000,000 of 12% Senior
      Subordinated Secured Notes due 1994 (including
      form of Note) (incorporated herein by reference to
      Exhibit 4.7 to the Registrant's Annual Report on
      Form 10-K for the fiscal year ended December 31,
      1992). . . . . . . . . . . . . . . . . . . . . .

4.9   Agreement dated as of December 22, 1993 between
      LIVE Ventures Inc. and U.S. Trust Company of
      California, N.A. (incorporated herein by reference
      to Exhibit 4.8 to the Registrant's Annual Report
      on Form 10-K for the fiscal year ended December
      31, 1993). . . . . . . . . . . . . . . . . . .

10.1  Exclusive Distribution Agreement, dated as of
      March 1, 1987, between International Video
      Entertainment Inc. and MCA Distribution
      Corporation (incorporated herein by reference to
      Exhibit 10.33 to Carolco Pictures Inc.'s Annual
      Report on Form 10-K for the fiscal year ended
      December 31, 1986) . . . . . . . . . . . . . . .

10.2  Amendment, dated as of December 28, 1989, of
      Exclusive Distribution Agreement between
      International Video Entertainment Inc. and MCA
      Distribution Corporation (incorporated herein by
      reference Exhibit 10.12 to the Registrant's Annual
      Report on Form 10-K for the year ended December
      31, 1990). . . . . . . . . . . . . . . . . . . .

10.3  Amendment, dated as of May 10, 1990, of Exclusive
      Distribution Agreement between International Video
      Entertainment Inc. and MCA Distribution
      Corporation (incorporated herein by reference to
      Exhibit 10.13 to the Registrant's Annual Report of
      Form 10-K for the fiscal year ended December 31,
      1990). . . . . . . . . . . . . . . . . . . . . .

10.4  License and Distribution Agreement, dated as of
      May 11, 1992, by and between LIVE Home Video Inc.,
      LIVE America Inc., LIVE Distributing Inc., Vestron
      Inc. and WEA Corp. (incorporated herein by
      reference to Exhibit 10.4 to the Registrant's
      Registration Statement on Form S-4, filed on
      December 15, 1992, as amended) . . . . . . . . .

10.5  Amendment to License and Distribution Agreement,
      dated as of June 8, 1992, by and between LIVE Home
      Video Inc., LIVE America Inc., LIVE Distributing
      Inc., Vestron Inc. International Video Productions
      Inc. and WEA Corp. (incorporated herein by
      reference to Exhibit 10.5 to the Registrant's
      Registration Statement on Form S-4, filed on
      December 15, 1992, as amended) . . . . . . . . .

10.6 Four-Party Agreement, dated as of May 19, 1992, among Uni Distribution Corp. (formerly MCA), LIVE
      Home Video Inc., LIVE America Inc. and WEA Corp.
      (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form
      S-4, filed on December 15, 1992, as amended) . .

10.7  Security Agreement, dated as of June 8, 1992, by
      and between LIVE Home Video Inc., LIVE America
      Inc., International Video Productions Inc. and WEA
      Corp. (incorporated herein by reference to Exhibit
      10.9 to the Registrant's Registration Statement on
      Form S-4, filed on December 15, 1992, as amended)
       . . . . . . . . . . . . . . . . . . . . . . . .

10.8  Amendment, dated April 12, 1990, to Video Rights
      License Agreement, dated July 27, 1987, between
      Carolco Pictures Inc. and International Video
      Entertainment Inc., as amended as of October 15,
      1987 (incorporated herein by reference to Exhibit
      10.45 to the Registrant's Annual Report on Form
      10-K for the fiscal year ended December 31, 1990)
       . . . . . . . . . . . . . . . . . . . . . . . .

10.9  Second Amendment, dated March 6, 1991, to Video
      Rights License Agreement, dated July 27, 1987,
      between Carolco Pictures Inc. and International
      Video Entertainment Inc., as amended on October
      15, 1987 and April 12, 1990 (incorporated herein
      by reference to Exhibit 10.49 to the Registrant's
      Annual Report on Form 10-K for the fiscal year
      ended December 31, 1990) . . . . . . . . . . . .

10.10 Third Amendment, dated October 21, 1991, to Video
      Rights License Agreement, dated July 27, 1987, between Carolco Pictures Inc. and LIVE Home Video
      Inc. (formerly known as International Video
      Entertainment Inc.), as amended on October 15,
      1987, April 12, 1990 and March 6, 1991
      (incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form
      S-4, filed on December 15, 1992, as amended) . .

10.11 Fourth Amendment, dated March 2, 1992, to Video
      Rights License Agreement, dated July 27, 1987, between Carolco Pictures Inc. and LIVE Home Video
      Inc., as amended on October 15, 1987, April 12,
      1990, March 6, 1991 and October 21, 1991
      (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form
      S-4, filed on December 15, 1992, as amended) . .

10.12 Agreement, dated as of January 1, 1995, between
      Carolco Pictures Inc. and LIVE Film and Mediaworks
      Inc.*# . . . . . . . . . . . . . . . . . . . . .

10.13 Memorandum of Agreement, dated as of September 1,
      1991, between LIVE America Inc. and MCA Canada
      Ltd. (incorporated herein by reference to Exhibit
      10.7 to the Registrant's Annual Report on Form 10-
      K for the fiscal year ended December 31, 1991) .

10.14 Term Extension Letter Agreement, dated December
      16, 1994, among LIVE Film and Mediaworks Inc.,
      LIVE America Inc. and MCA Home Video Canada* . .

10.15 Laser Videodisc Sublicense Deal Memorandum, dated
      as of October 1, 1991, by and between LIVE America
      Inc. and Pioneer LDCA, Inc. (incorporated herein
      by reference to Exhibit 10.8 to the Registrant's
      Annual Report on Form 10-K for the fiscal year
      ended December 31, 1991) . . . . . . . . . . . .

10.16 Employment Agreement, dated as of December 23,
      1993, for the services of Roger A. Burlage
      (incorporated herein by reference to Exhibit 10.19
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1993)^. . . .

10.17 Letter Agreement, dated as of September 29, 1993,
      pertaining to the departure of David A. Mount as
      President and Chief Executive Officer of the
      Registrant (incorporated herein by reference to
      Exhibit 10.22 to the Registrant's Annual Report on
      Form 10-K for the fiscal year ended December 31,
      1993)^ . . . . . . . . . . . . . . . . . . . . .

10.18 Letter Agreement, dated as of July 7, 1992,
      pertaining to the Employment Agreement for the
      services of Devendra Mishra (incorporated herein
      by reference to Exhibit 10.20 to the Registrant's
      Registration Statement on Form S-4, filed on
      December 15, 1992, as amended)^. . . . . . . . .

10.19 Employment Agreement, dated as of February 1,
      1994, for the services of Michael J. White
      (incorporated herein by reference to Exhibit 10.26
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1993)^. . . .

10.20 Memorandum Agreement dated as of December 23,
      1993, by and between the Registrant and Anthony J.
      Scotti (incorporated herein by reference to
      Exhibit 10.29 to the Registrant's Annual Report on
      Form 10-K for the fiscal year ended December 31,
      1993)^ . . . . . . . . . . . . . . . . . . . . .

10.21 Agreement dated as of April 1, 1994 between the Registrant and Pioneer North America Inc. with respect to the services of Ronald B. Cushey*^. .

10.22 Employment Agreement, dated as of December 31,
      1994, for the services of Ronald B. Cushey*^ . .

10.23 Employment Agreement, dated as of April 29, 1994,
      for the services of Steve Mangel*^ . . . . . . .

10.24 Employment Agreement, dated as of January 20,
      1994, for the services of Paul S. Almond*^ . . .

10.25 First Amendment to Employment Agreement, dated as
      of February 2, 1994, for the services of Paul S.
      Almond*^ . . . . . . . . . . . . . . . . . . . .

10.26 Employment Agreement, dated as of January 31,
      1994, for the services of Elliot Slutzky*^ . . .

10.27 Jefferson Capital Group, Ltd. and Bear Stearns &
      Co. Inc. Retainer Letter with the Registrant,
      dated as of May 21, 1992, with Indemnification
      Agreement (incorporated herein by reference to
      Exhibit 27 to the Registrant's Schedule 13E-4,
      filed on December 15, 1992, as amended)^ . . . .

10.28 Agreement, dated as of July 31, 1992, between
      Jefferson Capital Group, Ltd. and the Registrant
      (incorporated herein by reference to Exhibit 28 to
      the Registrant's Schedule 13E-4, filed on December
      15, 1992, as amended)^ . . . . . . . . . . . . .

10.29 Agreement, dated as of August 13, 1992, between
      Daniels & Associates and the Registrant
      (incorporated herein by reference to Exhibit 29 to
      the Registrant's Schedule 13E-4, filed on December
      15, 1992, as amended)^ . . . . . . . . . . . . .

10.30 Agreement, dated as of July 7, 1993, between
      Jefferson Capital Group, Ltd. and Daniels &
      Associates and the Registrant (incorporated herein
      by reference to Exhibit 10.33 to the Registrant's
      Annual Report on Form 10-K for the fiscal year
      ended December 31, 1993)^  . . . . . . . . . . .

10.31 Consulting Agreement, dated as of July 26, 1993,
      between Roger R. Smith and the Registrant
      (incorporated herein by reference to Exhibit 10.36
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1993)^. . . .

10.32 Letter of Understanding, dated as of January 26,
      1993, by and between the Registrant and Jefferson
      Capital Group, Ltd. (incorporated herein by
      reference to Exhibit 10.30 to the Registrant's
      Annual Report on Form 10-K for the fiscal year
      ended December 31, 1992)^. . . . . . . . . . . .

10.33 Asset Purchase Agreement, dated as of October 30,
      1990, between Vestron Acquisition Corp. and
      Vestron Inc., including annexes (incorporated
      herein by reference to Exhibit 10.66 of
      Registrant's Current Report on Form 8-K, dated
      October 30, 1990). . . . . . . . . . . . . . . .

10.34 Indemnification Agreement, dated as of October 30,
      1990, by and among Vestron Acquisition Corp.,
      Furst Holdings, Inc., Frogtown Holdings Inc.,
      Austin O. Furst, Jr., and Vestron Inc., including
      annex (incorporated herein by reference to Exhibit
      10.67 of Registrant's Current Report on Form 8-K,
      dated October 30, 1990). . . . . . . . . . . . .

10.35 Securities Indemnification Agreement, dated as of
      October 30, 1990, by and among Vestron Acquisition
      Corp., Furst Holdings, Inc., Frogtown Holdings
      Inc., Austin O. Furst, Jr., and Vestron Inc., including annex (incorporated herein by reference to Exhibit 10.68 of Registrant's Current Report on
      Form 8-K, dated October 30, 1990)

10.36 New Notes Intercreditor Agreement, dated as of
      March 26, 1993 by and between Chemical Bank, as
      Administrative Agent and as Collateral Agent, and
      U.S. Trust Company of California, N.A.
      (incorporated herein by reference to Exhibit 10.57
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1992) . . . .

10.37 Addendum to New Notes Intercreditor Agreement,
      dated as of December 22, 1993 by and between
      Chemical Bank, as Administrative Agent and as
      Collateral Agent, and U.S. Trust Company of
      California, N.A. (incorporated herein by reference
      to Exhibit 10.64 to the Registrant's Annual Report
      on Form 10-K for the fiscal year ended December
      31, 1993). . . . . . . . . . . . . . . . . . . .

10.38 Amended and Restated Trustee Intercreditor
      Agreement, dated as of March 26, 1993 by and among
      Chemical Bank, as Administrative Agent and as
      Collateral Agent, U.S. Trust Company of
      California, N.A. and American Stock Transfer &
      Trust Company (incorporated herein by reference to
      Exhibit 10.58 to the Registrant's Annual Report on
      Form 10-K for the fiscal year ended December 31,
      1992). . . . . . . . . . . . . . . . . . . . . .

10.39 Warrant Agreement and Warrant Certificate, dated
      as of November 26, 1990, between the Registrant
      and Jefferson Capital Group, Ltd. (incorporated
      herein by reference to Exhibit 10.44 to the
      Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 31, 1990)^. . . . . .

10.40 Loan Fund Warrant Agreement, dated as of March 23,
      1993, between the Registrant and the Warrant
      Holders (incorporated herein by reference to
      Exhibit 10.60 to the Registrant's Annual Report on
      Form 10-K for the fiscal year ended December 31,
      1992). . . . . . . . . . . . . . . . . . . . . .

10.41 Loan Fund Common Stock Purchase Warrants, dated as
      of March 23, 1993, between the Registrant and
      Jefferson Capital Group, Ltd. (incorporated herein
      by reference to Exhibit 10.61 to the Registrant's
      Annual Report on Form 10-K for the fiscal year
      ended December 31, 1992)^. . . . . . . . . . . .

10.42 Registration Rights Agreement for Loan Fund Common
      Stock Purchase Warrants, dated as of March 23,
      1993, by and among the Registrant and the holders
      of the Loan Fund Common Stock Purchase Warrants
      (incorporated herein by reference to Exhibit 10.62
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1992) . . . .

10.43 Class B Warrant Agreement, dated as of March 26,
      1993, between the Registrant and the Class B
      Warrant Holders (incorporated herein by reference
      to Exhibit 10.63 to the Registrant's Annual Report
      on Form 10-K for the fiscal year ended December
      31, 1992). . . . . . . . . . . . . . . . . . . .

10.44 Class B Common Stock Purchase Warrants, dated as
      of March 29, 1993, between the Registrant and
      Jefferson Capital Group, Ltd. (incorporated herein
      by reference to Exhibit 10.64 to the Registrant's
      Annual Report on Form 10-K for the fiscal year
      ended December 31, 1992)^. . . . . . . . . . . .

10.45 Class B Common Stock Purchase Warrants, dated as
      of March 29, 1993, between the Registrant and
      Anthony J. Scotti (incorporated herein by
      reference to Exhibit 10.65 to the Registrant's
      Annual Report on Form 10-K for the fiscal year
      ended December 31, 1992)^. . . . . . . . . . . .

10.46 Registration Rights Agreement for Class B Common
      Stock Purchase Warrants, dated as of March 26,
      1993, by and among the Registrant and the holders
      of the Class B Common Stock Purchase Warrants
      (incorporated herein by reference to Exhibit 10.66
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1992) . . . .

10.47 1988 Stock Option and Stock Appreciation Rights
      Plan of the Registrant as amended through March 6,
      1995*^ . . . . . . . . . . . . . . . . . . . . .

10.48 Master Agreement for Home Video Rights to German
      Language Versions, dated as of April 25, 1991, by
      and between LEI-IVE Entertainment N.V. d/b/a/ LIVE
      Entertainment International and Carolco
      International N.V. (incorporated herein by
      reference to Exhibit 10.52 to the Registrant's
      Annual Report on Form 10-K for the fiscal year
      ended December 31, 1991) . . . . . . . . . . . .

10.49 Short-Form Agreement, dated as of August 15, 1991,
      by and between Carolco Television Inc. and Vestron
      Inc. (incorporated herein by reference to Exhibit
      10.53 to the Registrant's Annual Report on Form
      10-K for the fiscal year ended December 31, 1991)
       . . . . . . . . . . . . . . . . . . . . . . . .

10.50 Short-Form Agreement (International), dated as of
      August 15, 1991, by and between Carolco
      International N.V. and Vestron Inc. (incorporated
      herein by reference to Exhibit 10.54 to the
      Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 31, 1991) . . . . . .

10.51 Registration Rights Agreement, dated as of July 3,
      1990, by and between the Registrant and Pioneer
      LDCA, Inc. (incorporated herein by reference to
      Exhibit 10.55 to the Registrant's Annual Report on
      Form 10-K for the fiscal year ended December 31,
      1991). . . . . . . . . . . . . . . . . . . . . .

10.52 Registration Rights Agreement, dated as of March
      24, 1992, by and between the Registrant and
      Carolco Pictures Inc., Pioneer LDCA, Inc., RCS
      Video Services International B.V., RCS Video
      Services Antilles N.V. and Le Studio Canal+ S.A.
      (incorporated herein by reference to Exhibit 10.56
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1991) . . . .

10.53 Amendment to Registration Rights Agreement, dated as of August 1992, by and between the Registrant and Carolco Pictures Inc., Pioneer LDCA, Inc., RCS
      Video Services International B.V., RCS Video
      Services Antilles N.V. and Le Studio Canal+ S.A.
      (incorporated herein by reference to Exhibit 10.68 to the Registrant's Registration Statement on Form
      S-4, filed on December 15, 1992, as amended) . .

10.54 Registration Rights Agreement for Common Stock
      dated as of July 20, 1993, by and among the
      Registrant, Carolco Pictures Inc., Pioneer LDCA,
      Inc., RCS Video Services International B.V., RCS
      Video Services Antilles N.V., and Le Studio Canal+
      S.A. (incorporated herein by reference to Exhibit
      10.84 to the Registrant's Annual Report on Form
      10-K for the fiscal year ended December 31, 1993)
       . . . . . . . . . . . . . . . . . . . . . . . .

10.55 Reconciliation and Offset Agreement, dated as of
      December 31, 1992, by and between Carolco Pictures
      Inc., Carolco International N.V., the Registrant,
      LIVE Home Video Inc. and LEI-IVE Entertainment
      N.V. (incorporated herein by reference to Exhibit
      10.85 to the Registrant's Annual Report on Form
      10-K for the fiscal year ended December 31, 1993)
       . . . . . . . . . . . . . . . . . . . . . . . .

10.56 Compromise Settlement Agreement and Release dated
      as of December 31, 1994, between the Registrant
      and Carolco Pictures Inc.* . . . . . . . . . . .

10.57 Registration Rights Agreement for Series C
      Convertible Preferred Stock, dated as of September
      14, 1992, by and among the Registrant and Pioneer
      LDCA, Inc. (incorporated herein by reference to
      Exhibit 17 to the Registrant's Schedule 13E-4,
      filed on December 15, 1992, as amended). . . . .

10.58 Fiscal 1993 Incentive Cash Compensation Program
      for the Registrant, dated July 1993 (incorporated
      herein by reference to Exhibit 10.103 to the
      Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 31, 1993)^. . . . . .

10.59 Fiscal 1994 Incentive Cash Compensation Program
      for the Registrant and LIVE Home Video Inc., dated
      February 1994 (incorporated herein by reference to
      Exhibit 10.104 to the Registrant's Annual Report
      on Form 10-K for the fiscal year ended December
      31, 1993)^ . . . . . . . . . . . . . . . . . . .

10.60 Fiscal 1994 Incentive Cash Compensation Program
      for the LIVE Specialty Retail Division, dated
      February 1994 (incorporated herein by reference to
      Exhibit 10.105 to the Registrant's Annual Report
      on Form 10-K for the fiscal year ended December
      31, 1993)^ . . . . . . . . . . . . . . . . . . .

10.61 Fiscal 1995 Incentive Cash Compensation Program
      for the Registrant, dated March 6, 1995*^. . . .

10.62 Securities Exchange Agreement, dated as of March
      26, 1993, by and between the Registrant, LIVE Home
      Video Inc., LIVE America Inc., LEI-IVE
      Entertainment N.V., International Video
      Productions, Inc., Vestron Inc., Daniels &
      Associates and Jefferson Capital Group, Ltd.
      (incorporated herein by reference to Exhibit 10.96
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1992) . . . .

10.63 Form of Securities Purchase Agreement, dated as of
      March 26, 1993, by and between the Registrant,
      LIVE Home Video Inc., LIVE America Inc., LEI-IVE
      Entertainment N.V., International Video
      Productions, Inc., Vestron Inc. and various
      purchasers (incorporated herein by reference to
      Exhibit 10.97 to the Registrant's Annual Report on
      Form 10-K for the fiscal year ended December 31,
      1992). . . . . . . . . . . . . . . . . . . . . .

10.64 Agreement, dated as of October 11, 1994, between
      Jefferson Capital Group, Ltd. and the Registrant*^
       . . . . . . . . . . . . . . . . . . . . . . . .

10.65 Agreement, dated as of August 1, 1994, among LEI-
      IVE Entertainment N.V., International Video
      Productions Inc., Atrium Productions Kft. and
      Beleggingsmaatschappijmaasmond II B.V.*^ . . . .

10.66 Amended and Restated Loan and Security Agreement
      dated as of November 14, 1994 among Foothill
      Capital Corporation, and each of LIVE Home Video
      Inc., LIVE Film and Mediaworks Inc., LIVE
      Entertainment International Inc., LIVE America
      Inc. and Vestron Inc. (without schedules or
      exhibits)* . . . . . . . . . . . . . . . . . . .

10.67 Continuing Guaranty dated as of November 14, 1994
      from the Registrant in favor of Foothill Capital
      Corporation* . . . . . . . . . . . . . . . . . .

10.68 Assignment of Liens and Loan Documents effective
      as of November 14, 1994, among, Chemical Bank,
      Foothill Capital Corporation, and each of the
      Registrant, LIVE Home Video Inc., LIVE Film and
      Mediaworks Inc., LIVE Entertainment International
      Inc., LIVE America Inc., LIVE Ventures Inc. and
      Vestron Inc.*. . . . . . . . . . . . . . . . . .

10.69 Notice of Assignment, dated November 14, 1994, from Chemical Bank to WEA Corp.*

10.70 Notice of Assignment and Irrevocable Authority, dated November 16, 1994, from LIVE Home Video
      Inc., LIVE America Inc., LIVE Film and Mediaworks
      Inc. (formerly known as International Video
      Productions Inc.) and Vestron Inc. to WEA Corp.*

10.71 Notice of Inventory Access Rights, dated November
      16, 1994, from LIVE Home Video Inc., LIVE America
      Inc., LIVE Film and Mediaworks Inc. (formerly known as International Video Productions Inc.) and
      Vestron Inc. to WEA Corp.*

10.72 Intercreditor Agreement, dated as of November 16,
      1994, by and between Foothill Capital Corporation
      and WEA Corp.* . . . . . . . . . . . . . . . . .

10.73 Trustee Intercreditor Agreement, dated as of
      November 16, 1994, by and between Foothill Capital
      Corporation and American Stock Transfer & Trust
      Company* . . . . . . . . . . . . . . . . . . . .

10.74 Agreement dated April 8, 1992 between the
      Registrant and Carolco Pictures Inc. with respect
      to the division of legal fees and costs* . . . .

10.75 Tax Agreement dated as of August 31, 1994 among the Registrant, Strawberries Inc., Strawberries
      Investments Inc., Waxie Maxie Quality Music Co.
      and Strawberries Holding, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current
      Report on Form 8-K dated September 15, 1994) . .

10.76 Heads of Agreement, dated February 15, 1995, among
      the Registrant, LIVE Home Video, Inc., LIVE
      Entertainment International Inc., VCL/Carolco
      Communications B.V., VCL/Carolco Communications
      GmbH, Apricot Computer GmbH and Gunther Detlef
      Ruth*. . . . . . . . . . . . . . . . . . . . . .

10.77 Short Form Deal Memo dated as of June 21, 1994
      between International Video Productions Inc. and
      Le Studio Canal+(U.S.)*# . . . . . . . . . . . .

11    Computation of Earnings Per Share* . . . . . . .

21    Subsidiaries of the Company* . . . . . . . . . .

23    Consent of Independent Auditors* . . . . . . . .

24    Powers of Attorney and Board of Directors
      resolution authorizing the same* . . . . . . . .

99.1  Letter dated August 30, 1994 from Chemical
      Securities Inc. to the Board of Directors of the
      Registrant (incorporated by reference to Exhibit
      99.1 to Registrant's Current Report on Form 8-K
      dated September 15, 1994). . . . . . . . . . . .



*Filed Herewith
^Management contract or compensatory plan or arrangement
  required to be filed pursuant to Item 14(c)
#Confidential treatment has been requested for portions of this document