Form 10-Q
period 1995-03-31
LIVE ENTERTAINMENT INC
filed 1995-04-28
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1995

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

     As of April 21, 1995, there were 2,418,700 shares of the Registrant's Common Stock, 4,197,302 shares of the Registrant's Series B Cumulative Convertible Preferred Stock and 15,000 shares of the
Registrant's Series C Convertible Preferred Stock outstanding.

                    LIVE ENTERTAINMENT INC. AND SUBSIDIARIES



                                     INDEX




PART I - FINANCIAL INFORMATION                                    Page


 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets at
          December 31, 1994 and March 31, 1995 . . . . . . . . .    1

         Condensed Consolidated Statements of
          Operations for the three months ended
          March 31, 1994 and 1995. . . . . . . . . . . . . . . .    2

         Condensed Consolidated Statements of
          Cash Flows for the three months ended
          March 31, 1994 and 1995. . . . . . . . . . . . . . . .    3

         Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . .  4-7


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . 8-10




PART II - OTHER INFORMATION


 ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .  10-12


 ITEM 3(b).DEFAULTS UPON SENIOR SECURITIES - DIVIDEND
          ARREARAGE ON PREFERRED STOCK . . . . . . . . . . . . .  12-13


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . .   13

                          PART I - FINANCIAL INFORMATION

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                              (Amounts in Thousands)



                                                     December 31,  March 31,
                                                         1994        1995

ASSETS

Cash and cash equivalents, including restricted
 cash of $4,663 and $1,734 . . . . . . . . . . . . . $  24,264     $  25,405
Accounts receivable, less allowances of $19,469
 and $22,890 . . . . . . . . . . . . . . . . . . . .     1,950        12,523
Inventories. . . . . . . . . . . . . . . . . . . . .     7,842         7,709
Assets held for sale . . . . . . . . . . . . . . . .    17,916        14,752
Property and Equipment, net. . . . . . . . . . . . .     1,400         1,488
Film Rights, net of accumulated amortization
 of $466,260 and $485,177. . . . . . . . . . . . . .    71,108        57,044
Other Assets . . . . . . . . . . . . . . . . . . . .     2,443         2,928
Goodwill, net of accumulated amortization of
 $36,118 and $37,099 . . . . . . . . . . . . . . . .    29,871        28,890
                                                     $ 156,794     $ 150,739

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . $   7,305     $   9,881
Notes payable. . . . . . . . . . . . . . . . . . . .     3,478         1,664
Increasing Rate Senior Subordinated Notes due
 1999, including capitalized interest of
 $16,871 and $15,027 . . . . . . . . . . . . . . . .    57,138        55,118
Film rights obligations. . . . . . . . . . . . . . .    19,776        14,462
Accrued expenses and deferred revenue. . . . . . . .    11,071        13,126
Liabilities related to assets held for sale. . . . .    13,542        13,501
Dividends payable. . . . . . . . . . . . . . . . . .     2,131         2,241
Income taxes payable and deferred income taxes . . .     6,636         6,444
 Total liabilities . . . . . . . . . . . . . . . . .   121,077       116,437

Stockholders' Equity:
Series B Cumulative Convertible Preferred Stock--
 authorized 9,000,000 shares; $1.00 par value;
 $56,000,000 (1994) and $41,973,000 (1995)
 liquidation preference; 5,600,000 (1994)
 and 4,197,302 (1995) shares outstanding . . . . . .     5,600         4,197
Series C Convertible Preferred Stock-- 15,000 shares
 authorized and outstanding; $1.00 par value;
 $16,378,346 liquidation preference. . . . . . . . .        15            15
Common Stock--authorized 24,000,000 shares; $0.01
 par value; 2,418,720 (1994) and 2,418,700 (1995)
 shares outstanding. . . . . . . . . . . . . . . . .       121           121
Additional paid-in capital . . . . . . . . . . . . .   136,656       131,740
Retained deficit . . . . . . . . . . . . . . . . . .  (106,675)     (101,771)
                                                        35,717        34,302
                                                     $ 156,794     $ 150,739


             See notes to condensed consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                   (Amounts in Thousands, Except Per Share Data)




                                                        Three Months Ended
                                                             March 31,
                                                        1994          1995


Net Sales. . . . . . . . . . . . . . . . . . . . . . $  18,265     $  44,505
Cost of goods sold . . . . . . . . . . . . . . . . .    15,198        34,556
   GROSS PROFIT. . . . . . . . . . . . . . . . . . .     3,067         9,949
Operating Expenses:
 Selling, general and administrative expenses. . . .     3,716         3,609
 Amortization of goodwill. . . . . . . . . . . . . .       981           981
                                                         4,697         4,590
                                                        (1,630)        5,359
Disposal of VCL/Carolco Communications GmbH (VCL):
 Net Sales . . . . . . . . . . . . . . . . . . . . .     5,341         9,779
 Costs and Expenses. . . . . . . . . . . . . . . . .     5,341         9,779
                                                            --            --
   OPERATING (LOSS) PROFIT . . . . . . . . . . . . .    (1,630)        5,359
Interest and other income. . . . . . . . . . . . . .       967           477
Interest expense . . . . . . . . . . . . . . . . . .    (2,175)         (432)
   (LOSS) INCOME BEFORE INCOME TAXES . . . . . . . .    (2,838)        5,404
 Income tax expense. . . . . . . . . . . . . . . . .        --           500
   NET (LOSS) INCOME . . . . . . . . . . . . . . . . $  (2,838)    $   4,904

Net (loss) income per common share:
 Primary . . . . . . . . . . . . . . . . . . . . . . $   (1.81)    $    1.02
 Fully diluted . . . . . . . . . . . . . . . . . . . $   (1.81)    $    0.29

Weighted average number of shares outstanding:
 Primary . . . . . . . . . . . . . . . . . . . . . .     2,419         2,421
 Fully diluted . . . . . . . . . . . . . . . . . . .     2,419        16,907















             See notes to condensed consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Amounts in Thousands)


                                                        Three Months Ended
                                                             March 31,
                                                        1994          1995
OPERATING ACTIVITIES:
 Net (loss) income . . . . . . . . . . . . . . . . .  $ (2,838)     $  4,904
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
 Depreciation and amortization of property
  and equipment. . . . . . . . . . . . . . . . . . .       191           174
 Amortization of goodwill. . . . . . . . . . . . . .       981           981
 Amortization of film rights . . . . . . . . . . . .     6,292        19,817
 Income taxes payable and deferred income taxes. . .        --          (192)
 (Increase) decrease in operating assets:
   Accounts receivable . . . . . . . . . . . . . . .     2,432       (10,573)
   Inventories . . . . . . . . . . . . . . . . . . .       509           133
   Assets held for sale. . . . . . . . . . . . . . .     1,786         3,164
   Other assets. . . . . . . . . . . . . . . . . . .       390          (485)
 Increase (decrease) in operating liabilities:
   Accounts payable, accrued expenses
    and deferred revenue . . . . . . . . . . . . . .    (2,030)        4,631
   Accrual for returns and advertising . . . . . . .    18,570            --
   Liabilities related to assets held for sale . . .    (1,668)          (41)
   Acquisition of and adjustment to film rights. . .    (8,428)       (5,753)
   Film rights obligations incurred. . . . . . . . .     8,428         4,118
   Payments on film rights obligations . . . . . . .   (11,115)       (9,432)
     Cash provided by operating activities . . . . .    13,500        11,446
INVESTING ACTIVITIES:
 Acquisition of property and equipment . . . . . . .      (220)         (262)
     Cash used for investing activities. . . . . . .      (220)         (262)
FINANCING ACTIVITIES:
 Issuance of bank debt and long-term obligations . .       186           276
 Payments on bank debt and long-term obligations . .    (3,077)       (4,109)
 Repurchase of Series B Cumulative
   Preferred Stock . . . . . . . . . . . . . . . . .        --        (5,460)
 Dividends paid on Series B Cumulative
   Preferred Stock . . . . . . . . . . . . . . . . .    (1,500)         (750)
     Cash (used for) financing activities. . . . . .    (4,391)      (10,043)
     Increase in cash and cash equivalents . . . . .     8,889         1,141
     Cash and cash equivalents at beginning
      of period. . . . . . . . . . . . . . . . . . .    42,358        24,264
     Cash and cash equivalents at end of period. . . $  51,247     $  25,405













             See notes to condensed consolidated financial statements.

                 LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                              March 31, 1995

Note 1 - Summary of Significant Accounting Policies

 Background and Operations: LIVE Entertainment Inc. ("LIVE" or the "Company") was formed in 1988 and its largest ongoing businesses are LIVE Home Video ("LHV") and LIVE Entertainment International Inc. (formerly LEI-IVE Entertainment N.V.)("LEII"), which acquire rights to theatrical motion pictures, children's films and special interest programs (including CD-ROM) which they market and distribute in all media to wholesalers, retailers and consumers in the United States and Canada (LHV) and internationally
(LEII). As part of its international activities, the Company also owns an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany. VCL's year-end is November 30. In February 1995 the Company executed a preliminary agreement providing for the disposal of its interest in VCL. The Company's continuing operations are principally in a single business segment, the distribution and retail sale of a broad variety of entertainment software products.

 Basis of Presentation: The accompanying consolidated financial statements and footnotes are unaudited and are condensed, as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles, but in the opinion of management of LIVE include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the financial position and results of operations of LIVE.
The financial statements include the accounts of LIVE and its subsidiaries - LHV, LEII and VCL. The financial statements reflect LIVE's interests in VCL as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale" and have been restated to account for VCL as a disposal of a portion of a line of business. All significant intercompany balances and transactions have been eliminated.

 LIVE suggests that these condensed consolidated financial statements be read in conjunction with its consolidated financial statements for the year ended December 31, 1994 and related notes thereto included on Form 10-K filed with the Securities and Exchange Commission.

 Certain reclassifications of 1994 amounts have been made in order to conform with the 1995 financial statement presentation.




 Net (Loss) Income Per Common Share:

 Primary:

 Per share information has been determined on the basis of 2,418,722 and 2,421,299 weighted average number of shares outstanding for the three months ended March 31, 1994 and 1995, respectively. The net (loss) income per common share for the three months ended March 31, 1994 and 1995 gives effect to the accretion of the redemption value of the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") of $600,000 and $1,571,000, respectively, and also gives effect to dividends of $937,000 and $859,000, respectively, on both the Series B Preferred Stock and the Series C Convertible Preferred Stock ("Series C Preferred Stock").

 Fully Diluted:

 Per share information has been determined on the basis of 16,906,779 weighted average number of shares outstanding for the three months ended March 31, 1995, assuming conversion of the Series B Preferred Stock and the Series C Preferred Stock. Such conversion was not assumed for the three months ended March 31, 1994, because the effect thereof would have been antidilutive.

Note 2 - Series B Preferred Stock

 Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred Stock from time to time, either through private purchases or through open market purchases. On March 7, 1995, LIVE acquired, and subsequently retired, 1,400,000 shares of Series B Preferred Stock at a price of $3.90 per share.

Note 3 - Litigation

 On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against LIVE, Carolco Pictures Inc. ("Carolco") and certain of LIVE's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and
(b) by materially understating the true extent of the write off of goodwill in connection with the sale of substantially all of the assets of LIVE's wholly owned subsidiary, Lieberman Enterprises Incorporated ("Lieberman"), to Handleman Company ("Handleman") in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of LIVE and Carolco, including Pioneer LDCA, Inc. ("PLDCA"), as well as a lender to LHV and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under Section 20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing defendant PLDCA from this lawsuit.

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

 Management and counsel to LIVE are unable to predict the ultimate outcome of the above-described actions at this time. However, LIVE and the other defendants believe that all these lawsuits are without merit and intend to defend them vigorously. Accordingly, no provision for any liability which may result has been made in LIVE's condensed consolidated financial statements.
In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon LIVE's financial position or results of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended March 31, 1995 Compared to Three Months
 Ended March 31, 1994

Continuing Operations

 Net sales of LIVE increased to $44,505,000 during 1995 compared to $18,265,000 during 1994. The increase of $26,240,000, or
143.7%, is primarily attributable to a stronger video rental release schedule in the first quarter of 1995 compared to the first quarter of 1994. LHV released six rental titles during the three months ended March 31, 1995 compared to four rental titles during the comparable period in 1994. The first quarter of 1995 included the successful video release of Stargate, for which there was no comparable title in the first quarter of 1994.

 Gross profits of LIVE increased $6,882,000, or 224.4%, to $9,949,000 during 1995 compared to $3,067,000 during 1994. The increase in gross profit dollars was primarily related to the increase in sales. As a percentage of sales, gross profit increased to 22.4% during 1995 from 16.8% during 1994, primarily due to the increase in video rental sales, which usually generate higher margins than video sell-through sales.

 Selling, general and administrative expenses of LIVE decreased $107,000, or 2.9%, to $3,609,000 during 1995 compared to $3,716,000 during 1994. As a percentage of sales, the amount decreased to 8.1% during 1995 from 20.3% during 1994. The dollar decrease is primarily a result of the Company's efforts to reduce overhead.
The percentage decrease is primarily due to the increase in sales.

 Interest expense of LIVE decreased $1,303,000, or 75.1%, to $432,000 during 1995 compared to $1,735,000 during 1994. Interest expense decreased as a result of the redemption of $37,000,000 of 12% Subordinated Secured Notes due 1994 (the "12% Notes") during September and October of 1994. The entire balance of the 12% Notes was outstanding during the entire first quarter of 1994.

 Interest and other income decreased $490,000 or 50.1% to $477,000 during 1995 compared to $967,000 during 1994, which was primarily the result of lower cash balances in the first quarter of 1995 compared to the first quarter of 1994.

 Preferred dividends of $859,000 in 1995 and $937,000 in 1994 represents the 5% cash dividend accrued on both the Series B Preferred Stock and the Series C Preferred Stock, as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.


Discontinued Operations

 As a result of the Board of Directors' decision to dispose of the Company's interests in VCL, the results of operations for VCL for the three months ended March 31, 1994 and 1995 have been restated and accounted for as a disposal of a portion of a line of business. Accordingly, a provision for losses during the phase-out period totaling $3,885,000 for VCL has been accrued and accounted for at December 31, 1993. Net sales of VCL increased to $9,779,000 during the first quarter of 1995 compared to $5,341,000 during the first quarter of 1994. The increase of $4,438,000, or 83%, was due primarily to the successful release by VCL of the film True Lies into the German video rental market in the first quarter of 1995.

Liquidity and Capital Resources

 Historically, the Company has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of debt instruments. For the three months ending March 31, 1995, the Company generated positive cash flow from continuing operations of $11,446,000.

 On May 11, 1992, LHV entered into a three-year distribution agreement with WEA Corp. ("WEA") that became effective on June 1, 1992. The amount of the advance outstanding as of March 31, 1995 was $1,664,000. LHV is currently in negotiations for a potential extension of the distribution agreement with WEA beyond its May 1995 expiration date. There is no assurance that such an extension will be agreed upon or, if so, what the terms of such extension may be.

 Investing activities generated a negative cash flow during the first quarter of 1995 of $262,000, primarily as a result of the acquisition of property and equipment at LHV.

 On November 16, 1994 LIVE replaced its prior credit facility from a group of banks headed by Chemical Bank (the "Previous Facility") with a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). Borrowings available under the Foothill Credit Facility are limited to $20,000,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LIVE and its subsidiaries. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of December 31, 1994 and March 31, 1995 the Company was in compliance with all such financial ratios. There were no amounts outstanding under the Foothill Credit Facility as of March 31, 1995.

 Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31, 1993, and June 30 and December 31, 1994 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, and June 30 and December 31, 1994 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totalled $1,378,000 as of March 31, 1995.

 The unpaid Series C Preferred Stock dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. LIVE intends to pay the June 30 and December 31, 1993, and June 30 and December 31, 1994 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the Series B Preferred Stock has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the Delaware General Corporation Law ("DGCL").

 LIVE experienced negative cash flows from financing activities of $10,043,000 during the first quarter of 1995 primarily due to the repurchase of 1,400,000 shares of the Company's Series B Cumulative Preferred Stock, interest payments on long term obligations and payment of dividends on the Series B Cumulative Preferred Stock.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against LIVE, Carolco and certain of LIVE's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (b) by materially understating the true extent of the write off of goodwill in connection with the sale of substantially all of the assets of LIVE's wholly owned subsidiary, Lieberman Enterprises Incorporated ("Lieberman"), to Handleman Company ("Handleman") in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of LIVE and Carolco, including PLDCA, as well as a lender to LHV and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under Section 20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing defendant PLDCA from this lawsuit.

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

 Management and counsel to LIVE are unable to predict the ultimate outcome of the above-described actions at this time. However, LIVE and the other defendants believe that all these lawsuits are without merit and intend to defend them vigorously. Accordingly, no provision for any liability which may result has been made in LIVE's condensed consolidated financial statements.
In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon LIVE's financial position or results of operations.

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

ITEM 3(b).  DEFAULTS UPON SENIOR SECURITIES - DIVIDEND ARREARAGE
            ON PREFERRED STOCK

 Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31, 1993, and June 30 and December 31, 1994 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, and June 30 and December 31, 1994 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totalled $1,378,000 as of March 31, 1995.

 The unpaid Series C Preferred Stock dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. LIVE intends to pay the June 30 and December 31, 1993, and June 30 and December 31, 1994 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the Series B Preferred Stock has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the DGCL.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits:

10.1 First Amendment to Employment Agreement, dated as of April 1, 1995, for the services of Michael J. White (Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c)).

10.2 Amendment No. One to Amended and Restated Loan and Security Agreement, dated as of February 28, 1995 among Foothill Capital Corporation and each of LIVE Home Video Inc., LIVE Film and Mediaworks Inc., LIVE Entertainment International Inc., LIVE America Inc. and Vestron Inc.

11  Computation of Income (Loss) Per Common Share (Unaudited).

 Reports on Form 8-K: None.

                                SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                 LIVE ENTERTAINMENT INC.



Dated: April 27, 1995            By: /s/   RONALD B. CUSHEY
                                   Ronald B. Cushey
                                   Chief Financial Officer

                               EXHIBIT INDEX

10.1 First Amendment to Employment Agreement, dated as of April 1, 1995, for the services of Michael J. White (Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c))

10.2 Amendment No. One to Amended and Restated Loan and Security Agreement, dated as of February 28, 1995 among Foothill Capital Corporation, and each of LIVE Home Video Inc., LIVE Film and Mediaworks Inc., LIVE Entertainment International Inc., LIVE America Inc. and Vestron Inc.

11  Computation of Income (Loss) Per Common Share (Unaudited)