Form 10-K/A
period 1994-12-31
LIVE ENTERTAINMENT INC
filed 1995-05-16
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-K/A

 AMENDED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1994

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

    The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of May 12, 1995 was approximately $4,613,498.

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X   No

    As of May 12, 1995, there were 2,418,700 shares of the Registrant's Common Stock, 4,197,302 shares of the Registrant's
Series B Cumulative Convertible Preferred Stock and 15,000 shares of the Registrant's Series C Convertible Preferred Stock outstanding.

                              AMENDMENT NO.1

     The undersigned registrant hereby amends the following items, and financial statements, exhibits or other portions of its Annual Report on Form 10-K dated March 20, 1995 as filed with the Securities and Exchange Commission on March 20, 1995 as set forth on the following pages hereto:

                                 PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(3)    The following exhibits are filed as part of this amendment:

     10.12     Agreement, dated as of January 1, 1995, between
               Carolco Pictures Inc. and LIVE Film and Mediaworks Inc.

     10.77 Short Form Deal Memo dated as of June 21, 1994 between International Video Productions Inc. and
               Le Studio Canal+(U.S.)


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                         LIVE ENTERTAINMENT INC.


                         By   /s/  MICHAEL J. WHITE
                                      Michael J. White
                                  Executive Vice President

Dated: May 16, 1995

                               EXHIBIT INDEX

10.12     Agreement, dated as of January 1, 1995, between Carolco
          Pictures Inc. and LIVE Film and Mediaworks Inc.

10.77     Short Form Deal Memo dated as of June 21, 1994 between
          International Video Productions Inc. and Le Studio
          Canal+(U.S.)