Form 10-Q
period 1995-06-30
LIVE ENTERTAINMENT INC
filed 1995-08-01
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter ended June 30, 1995

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

     As of July 24, 1995, there were 2,418,700 shares of the Registrant's Common Stock, 4,197,302 shares of the Registrant's Series B Cumulative Convertible Preferred Stock and 15,000 shares of the
Registrant's Series C Convertible Preferred Stock outstanding.

                    LIVE ENTERTAINMENT INC. AND SUBSIDIARIES



                                     INDEX




PART I - FINANCIAL INFORMATION                                    Page


 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets at
          December 31, 1994 and June 30, 1995. . . . . . . . . .    1

         Condensed Consolidated Statements of
          Operations for the three and six months ended
          June 30, 1994 and 1995 . . . . . . . . . . . . . . . .    2

         Condensed Consolidated Statements of
          Cash Flows for the six months ended
          June 30, 1994 and 1995 . . . . . . . . . . . . . . . .    3

         Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . .  4-7


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . 8-12




PART II - OTHER INFORMATION


 ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .13-14


 ITEM 3(b).DEFAULTS UPON SENIOR SECURITIES - DIVIDEND
          ARREARAGE ON PREFERRED STOCK . . . . . . . . . . . . .14-15


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . .   15

                          PART I - FINANCIAL INFORMATION

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                              (Amounts in Thousands)


                                                     December 31,  June 30,
                                                         1994        1995
ASSETS

Cash and cash equivalents, including restricted
 cash of $4,663 and $655 . . . . . . . . . . . . . . $  24,264     $  51,268
Accounts receivable, less allowances of $19,469
 in 1994 . . . . . . . . . . . . . . . . . . . . . .     1,950            --
Inventories. . . . . . . . . . . . . . . . . . . . .     7,842         7,211
Assets held for sale . . . . . . . . . . . . . . . .    17,916        14,739
Property and Equipment, net. . . . . . . . . . . . .     1,400         1,381
Film Rights, net of accumulated amortization
 of $466,260 and $487,358. . . . . . . . . . . . . .    71,108        60,204
Other Assets . . . . . . . . . . . . . . . . . . . .     2,443         2,475
Goodwill, net of accumulated amortization of
 $36,118 and $38,080 . . . . . . . . . . . . . . . .    29,871        27,909
                                                     $ 156,794     $ 165,187

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . $   7,305     $   7,207
Accrual for returns and advertising net of
 accounts receivable of $8,649 in 1995 . . . . . . .        --         8,945
Accrued expenses and deferred revenue. . . . . . . .    11,483        14,595
Notes payable. . . . . . . . . . . . . . . . . . . .     3,333        10,000
Increasing Rate Senior Subordinated Notes due
 1999, including capitalized interest of
 $16,871 and $15,027 . . . . . . . . . . . . . . . .    56,871        55,027
Film rights obligations. . . . . . . . . . . . . . .    19,776        12,953
Liabilities related to assets held for sale. . . . .    13,542        13,365
Dividends payable. . . . . . . . . . . . . . . . . .     2,131         1,890
Income taxes payable and deferred income taxes . . .     6,636         6,544
 Total liabilities . . . . . . . . . . . . . . . . .   121,077       130,526

Stockholders' Equity:
Series B Cumulative Convertible Preferred Stock--
 authorized 9,000,000 shares; $1.00 par value;
 $56,000,000 (1994) and $41,973,000 (1995)
 liquidation preference; 5,600,000 (1994)
 and 4,197,302 (1995) shares outstanding . . . . . .     5,600         4,197
Series C Convertible Preferred Stock--15,000 shares
 authorized and outstanding; $1.00 par value;
 $16,787,154 liquidation preference. . . . . . . . .        15            15
Common Stock--authorized 24,000,000 shares; $0.01
 par value; 2,418,720 (1994) and 2,418,700(1995)
 shares outstanding. . . . . . . . . . . . . . . . .       121           121
Additional paid-in capital . . . . . . . . . . . . .   136,656       131,040
Retained deficit . . . . . . . . . . . . . . . . . .  (106,675)     (100,712)
                                                        35,717        34,661
                                                     $ 156,794     $ 165,187


             See notes to condensed consolidated financial statements.

                      LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                   (Amounts in Thousands, Except Per Share Data)

                                                  Three Months     Six Months
                                                 Ended June 30,  Ended June 30,
                                                  1994   1995     1994    1995

Net Sales. . . . . . . . . . . . . . . . . . . .$29,151 $22,456 $47,416 $66,961
Cost of goods sold . . . . . . . . . . . . . . . 23,569  17,379  38,766  51,935
   GROSS PROFIT. . . . . . . . . . . . . . . . .  5,582   5,077   8,650  15,026
Operating Expenses:
 Selling, general and administrative expenses. .  4,450   3,160   8,166   6,767
 Amortization of goodwill. . . . . . . . . . . .    981     981   1,962   1,962
                                                  5,431   4,141  10,128   8,729
                                                    151     936  (1,478)  6,297
Disposal of VCL/Carolco Communications GmbH:
 Net Sales . . . . . . . . . . . . . . . . . . .  5,541   8,446  10,882  18,225
 Costs and Expenses. . . . . . . . . . . . . . .  5,541   8,446  10,882  18,225
                                                     --      --      --      --
   OPERATING PROFIT (LOSS) . . . . . . . . . . .    151     936  (1,478)  6,297
 Interest and other income . . . . . . . . . . .    406     616   1,373   1,092
 Interest expense. . . . . . . . . . . . . . . . (1,626)   (393) (3,802)   (826)
   (LOSS) INCOME BEFORE INCOME TAXES . . . . . . (1,069)  1,159  (3,907)  6,563
 Income tax expense. . . . . . . . . . . . . . .    300     100     300     600
   NET (LOSS) INCOME . . . . . . . . . . . . . .$(1,369) $1,059 $(4,207) $5,963

Net (loss) income per common share:
   Primary . . . . . . . . . . . . . . . . . . . $(1.70) $(0.38) $(3.50)  $0.64
   Fully diluted . . . . . . . . . . . . . . . . $(1.70) $ 0.08  $(3.50)  $0.41

Weighted average number of shares outstanding:
   Primary . . . . . . . . . . . . . . . . . . .  2,419   2,442   2,419   2,432
   Fully diluted . . . . . . . . . . . . . . . .  2,419  13,329   2,419  14,522



             See notes to condensed consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Amounts in Thousands)


                                                         Six Months Ended
                                                              June 30,
                                                         1994          1995
OPERATING ACTIVITIES:
 Net (loss) income . . . . . . . . . . . . . . . . .   $(4,207)     $  5,963
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
 Depreciation and amortization of property
  and equipment. . . . . . . . . . . . . . . . . . .       268           353
 Amortization of goodwill. . . . . . . . . . . . . .     1,962         1,962
 Amortization of film rights . . . . . . . . . . . .    18,681        29,904
 Income taxes payable and deferred income taxes. . .       300           (92)
 (Increase) decrease in operating assets:
   Accounts receivable . . . . . . . . . . . . . . .     2,432         1,950
   Inventories . . . . . . . . . . . . . . . . . . .       145           631
   Assets held for sale. . . . . . . . . . . . . . .     9,555         3,177
   Receivable from stockholder . . . . . . . . . . .     1,485            --
   Other assets. . . . . . . . . . . . . . . . . . .       971           (32)
 Increase (decrease) in operating liabilities:
   Accounts payable, accrued expenses
    and deferred revenue . . . . . . . . . . . . . .    (2,725)        3,014
   Accrual for returns and advertising . . . . . . .     7,492         8,945
   Liabilities related to assets held for sale . . .    (9,528)         (177)
   Acquisition of and adjustment to film rights. . .   (17,207)      (19,000)
   Film rights obligations incurred. . . . . . . . .    17,207        17,237
   Payments on film rights obligations . . . . . . .   (23,516)      (24,060)
     Cash provided by operating activities . . . . .     3,315        29,775
INVESTING ACTIVITIES:
 Acquisition of property and equipment . . . . . . .      (210)         (334)
     Cash used for investing activities. . . . . . .      (210)         (334)
FINANCING ACTIVITIES:
 Issuance of long-term obligations . . . . . . . . .        --        10,000
 Payments on long-term obligations . . . . . . . . .    (1,815)       (5,177)
 Repurchase of Series B Cumulative
   Preferred Stock . . . . . . . . . . . . . . . . .        --        (5,460)
 Dividends paid on Series B Cumulative
   Preferred Stock . . . . . . . . . . . . . . . . .    (2,250)       (1,800)
     Cash (used for) financing activities. . . . . .    (4,065)       (2,437)
     Increase in cash and cash equivalents . . . . .      (960)       27,004
     Cash and cash equivalents at beginning
      of period. . . . . . . . . . . . . . . . . . .    42,358        24,264
     Cash and cash equivalents at end of period. . . $  41,398     $  51,268







             See notes to condensed consolidated financial statements.

                 LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                               June 30, 1995


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



Net (Loss) Income Per Common Share:

Primary:

   Per share information has been determined on the basis of 2,418,722 weighted average number of shares outstanding for the three and six months ended June 30, 1994 and 2,442,280 and 2,431,750 weighted average shares outstanding for the three and six months ended June 30, 1995. The net (loss) income per common share for the three and six months ended June 30, 1994 and 1995 gives effect to the accretion of the redemption value of the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") of $1,800,000 and $2,400,000, and $1,259,000 and $2,830,000
respectively. The net (loss) income for the three and six months ended June 30, 1994 and 1995 also gives effect to dividends of $940,000 and $1,877,000 and $716,000 and $1,575,000, respectively, on both the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") and the Series C Convertible Preferred Stock ("Series C Preferred Stock").

Fully Diluted:

   Per share information has been determined on the basis of 13,329,129 and 14,521,936 weighted average number of shares outstanding for the three and six months ended June 30, 1995, assuming conversion of the Series B Preferred Stock and the Series C Preferred Stock. Such conversion was not assumed for the three and six months ended June 30, 1994, because the effect thereof would have been antidilutive.

Note 2 - Extension Of Distribution Agreement

  On May 27, 1995, LHV entered into a three year extension of its distribution agreement with Warner-Elektra-Atlantic Corporation ("WEA"). Under terms of agreement, WEA advanced $10,000,000 to LHV, recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, including interest at LIBOR, plus 0.2%. In order to obtain the advance, LHV granted WEA a second priority security interest in substantially all of LHV's assets. As of June 30, 1995, there was $10,000,000 outstanding. Interest on the advance at June 30, 1995 was 6.26%.

Note 3 - Series B Preferred Stock

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

Note 4 - Litigation

   On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against LIVE, Carolco Pictures Inc. ("Carolco") and certain of LIVE's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and
(b) by materially understating the true extent of the write off of goodwill in connection with the sale of substantially all of the assets of LIVE's wholly owned subsidiary, Lieberman Enterprises Incorporated ("Lieberman"), to Handleman Company ("Handleman") in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of LIVE and Carolco, including Pioneer Entertainment (USA) L.P. (formerly Pioneer LDCA, Inc.) ("PEA"), as well as a lender to LHV and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under Section 20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing defendant PEA from this lawsuit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Three Months Ended June 30, 1995 Compared to Three Months
   Ended June 30, 1994

Continuing Operations

   Net sales of LIVE decreased to $22,456,000 during 1995 compared to $29,151,000 during 1994. The decrease of $6,695,000, or 23.0%, is primarily attributable to a weaker video rental release schedule in the second quarter of 1995 compared to the second quarter of 1994. The Company's home video division released three rental titles during both the three months ended June 30, 1994 and 1995. The second quarter of 1994 included the successful video release of The Piano, for which there was no comparable title in the second quarter of 1995.

   Gross profits of LIVE decreased $505,000, or 9.0%, to $5,077,000 during 1995 compared to $5,582,000 during 1994. The decrease in gross profit dollars was primarily related to the decrease in sales. As a percentage of sales, gross profit increased to 22.6% during 1995 from 19.1% during 1994, primarily due to lower advertising and promotion costs during 1995.

   Selling, general and administrative expenses of LIVE decreased $1,290,000, or 29.0%, to $3,160,000 during 1995 compared to
$4,450,000 during 1994. As a percentage of sales, the amount decreased to 14.1% during 1995 from 15.3% during 1994. The dollar and percentage decrease is primarily a result of the recovery of a previously written off bad debt from a former distributor during the second quarter of 1995 and the Company's continuing efforts to reduce overhead.

   Interest and other income increased $210,000 or 51.7% to $616,000 during 1995 compared to $406,000 during 1994, which was primarily the result of interest earned on cash on hand.

   Interest expense of LIVE decreased $1,233,000, or 75.8%, to $393,000 during 1995 compared to $1,626,000 during 1994. Interest expense decreased as a result of the redemption of $37,000,000 of 12% Subordinated Secured Notes due 1994 (the "12% Notes") during September and October of 1994. The entire balance of the 12% Notes was outstanding during the second quarter of 1994.

   Preferred dividends of $716,000 in 1995 and $940,000 in 1994 represents the 5% cash dividend accrued on both the Series B Preferred Stock and the Series C Preferred Stock, as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.


Discontinued Operations

   As a result of the Board of Directors' decision to dispose of the Company's interests in VCL, the results of operations for VCL for the three months ended June 30, 1994 and 1995 have been restated and accounted for as a disposal of a portion of a line of business. Accordingly, a provision for losses during the phase-out period totaling $3,885,000 for VCL has been accrued and accounted for at December 31, 1993 and are not included in the results of operations for the three months ended June 30, 1994 and 1995. Net sales of VCL increased to $8,446,000 during the second quarter of 1995 compared to $5,541,00 during the second quarter of 1994. The increase of $2,905,000, or 52.4%, was due primarily to a stronger release schedule in 1995.

  Six Months Ended June 30, 1995 Compared to Six Months Ended
  June 30, 1994

Continuing Operations

   Net sales of LIVE increased to $66,961,000 during the first six months of 1995 compared to $47,416,000 during the first six months of 1994. The increase of $19,545,000, or 41.2%, is primarily attributable to a stronger release schedule in the first six months of 1995 compared to the first six months of 1994. The Company's home video division released nine rental titles during the six months ended June 30, 1995 compared to seven rental titles during the comparable period in 1994. The first six months of 1995 included the successful video release of Stargate, for which there was no comparable title released in the first six months of 1994.

   Gross profits of LIVE increased $6,376,000, or 73.7%, to $15,026,000 during the first six months of 1995 compared to $8,650,000 during the first six months of 1994. The increase in gross profit dollars was primarily related to the increase in sales. As a percentage of sales, gross profit increased from 18.2% during 1994 to 22.4% during 1995, primarily due to higher margins associated with the successful rental release of Stargate.

   Selling, general and administrative expenses of LIVE decreased $1,399,000, or 17.1%, to $6,767,000 during 1995 compared to
$8,166,000 during 1994. As a percentage of sales, the amount decreased from 17.2% during 1994 to 10.1% during 1995. The dollar and percentage decrease is primarily a result of the recovery of a previously written off bad debt from a former distributor during the second quarter of 1995 and the Company's efforts to reduce overhead.

   Interest and other income increased $281,000 or 20.5% to $1,092,000 during 1995 compared to $1,373,000 during 1994, which was primarily the result of interest earned on cash on hand.

   Interest expense of LIVE decreased $2,976,000, or 78.3%, to $826,000 during 1995 compared to $3,802,000 during 1994. Interest expense decreased as a result of the redemption of $37,000,000 of 12% Subordinated Secured Notes due 1994 (the "12% Notes") during September and October of 1994. The entire balance of the 12% Notes was outstanding during the six months ended June 30, 1994.

   Preferred dividends of $1,575,000 in 1995 and $1,877,000 in 1994 represents the 5% cash dividend accrued on both the LIVE Series B
Preferred Stock and the Series C Preferred Stock.


Discontinued Operations

   As a result of the Board of Directors' decision to dispose of LIVE's interest in VCL's operating results for the six months ended June 30, 1995 have been restated and accounted for as a disposal of a portion of a line of business. Accordingly, the provision for losses during the phase-out period totaling $3,885,000 for VCL have been accrued and accounted for at December 31, 1993 and are not included in the results of operations for the six months ended
June 30, 1994 and 1995. Net sales of VCL increased to $18,255,000 during the six months ended June 30, 1995 compared to $10,882,000 during the six months ended June 30, 1994. The increase of $7,373,000 or 67.8% was due primarily to a stronger release schedule in 1995.

Liquidity and Capital Resources

   Historically, the Company has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of debt instruments. For the six months ending June 30, 1995, the Company generated positive cash flow from continuing operations of $29,775,000.

  On May 27, 1995, LHV entered into a three year extension of its distribution agreement with Warner-Elektra-Atlantic Corporation ("WEA"). Under terms of agreement, WEA advanced $10,000,000 to LHV, recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, plus interest at LIBOR, plus 0.2%. In order to obtain the advance, LHV granted WEA a second priority security interest in substantially all of LHV's assets. As of June 30, 1995, there was $10,000,000 outstanding. Interest on the advance at June 30, 1995 was 6.26%.

   Investing activities generated a negative cash flow during the first quarter of 1995 of $334,000, primarily as a result of the acquisition of property and equipment at LHV.

   LHV and its affiliates are a party to a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). Borrowings available under the Foothill Credit Facility are limited to $27,250,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LHV and its affiliates. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LHV to meet certain financial ratios, and as of December 31, 1994 and June 30, 1995 LHV was in compliance with all such financial ratios. There were no amounts outstanding under the Foothill Credit Facility as of June 30, 1995.

   Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31, 1993, and June 30 and December 31, 1994 and June 30, 1995 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, and June 30 and December 31, 1994 and June 30, 1995 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totalled $1,787,000 as of June 30, 1995.

   The unpaid Series C Preferred Stock dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. LIVE intends to pay the June 30 and December 31, 1993, and June 30 and December 31, 1994 and June 30, 1995 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the Series B Preferred Stock has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the Delaware General Corporation Law ("DGCL").

   LIVE experienced negative cash flows from financing activities of $2,437,000 during the first half of 1995 primarily due to the repurchase of 1,400,000 shares of the Company's Series B Cumulative Preferred Stock, interest and principal payments on long term obligations and payment of dividends on the Series B Cumulative Preferred Stock.

                        PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

   On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against LIVE, Carolco and certain of LIVE's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (b) by materially understating the true extent of the write off of goodwill in connection with the sale of substantially all of the assets of LIVE's wholly owned subsidiary, Lieberman Enterprises Incorporated ("Lieberman"), to Handleman Company ("Handleman") in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of LIVE and Carolco, including PEA, as well as a lender to LHV and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under
Section 20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing defendant PEA from this lawsuit.

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


ITEM 3(b).    DEFAULTS UPON SENIOR SECURITIES - DIVIDEND ARREARAGE
              ON PREFERRED STOCK

   Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31, 1993, and June 30 and December 31, 1994 and June 30, 1995 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, and June 30 and December 31, 1994 and June 30, 1995 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totalled $1,787,000 as of June 30, 1995.

   The unpaid Series C Preferred Stock dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. LIVE intends to pay the June 30 and December 31, 1993, and June 30 and December 31, 1994 and June 30, 1995 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the Series B Preferred Stock has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the DGCL.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.80 Fourth Amendment to License and Distribution Agreement dated as of May 27, 1995 between LIVE Home Video Inc.,
       LIVE America Inc., Vestron Inc., and LIVE Film and
       Mediaworks Inc. and Warner-Elektra-Atlantic Corporation. *

10.81  Amended and Restated Intercreditor Agreement dated as of
       May 27, 1995 between Foothill Capital Corporation and
       Warner-Elektra-Atlantic Corporation.

10.82  New Security Agreement dated as of May 27, 1995 between
       LIVE Home Video Inc., LIVE America Inc., Vestron Inc.,
       LIVE Film and Mediaworks Inc., and Warner-Elektra-Atlantic
       Corporation.

11     Computation of Income (Loss) Per Common Share (Unaudited).

27     Financial Data Schedule (Electronic Filing Only).

     Reports on Form 8-K:. . . . . . . . . . . . . .       None.


* Confidential treatment has been requested for a portion of this document.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LIVE ENTERTAINMENT INC.



Dated: August 1, 1995            By: /s/   RONALD B. CUSHEY
                                    Ronald B. Cushey
                                    Chief Financial Officer

                               EXHIBIT INDEX


10.80 Fourth Amendment to License and Distribution Agreement dated as of May 27, 1995 between LIVE Home Video Inc.,
       LIVE America Inc., Vestron Inc., and LIVE Film and
       Mediaworks Inc. and Warner-Electra-Atlantic Corporation. *

10.81  Amended and Restated Intercreditor Agreement dated as of
       May 27, 1995 between Foothill Capital Corporation and
       Warner-Elektra-Atlantic Corporation.

10.82  New Security Agreement dated as of May 27, 1995 between
       LIVE Home Video Inc., LIVE America Inc., Vestron Inc.,
       LIVE Film and Mediaworks Inc., and Warner-Elektra-Atlantic
       Corporation.

11     Computation of Income (Loss) Per Common Share (Unaudited).

27     Financial Data Schedule (Electronic Filing Only).


* Confidential treatment has been requested for a portion of this document.