Form 10-Q/A
period 1995-06-30
LIVE ENTERTAINMENT INC
filed 1995-09-28
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                Form 10-Q\A


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


                              AMENDMENT NO.1

     The undersigned registrant hereby amends the following items, and financial statements, exhibits or other portions of its Form 10-Q dated August 1, 1995 as filed with the Securities and Exchange Commission on August 1, 1995 as set forth on the following pages hereto:

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

     (a) (3) The following exhibits are filed as part of this amendment:

     10.80 Fourth Amendment to License and Distribution Agreement dated as of May 27, 1995 between LIVE Home Video Inc., LIVE America Inc., Vestron Inc., and LIVE Film and Mediaworks Inc. and Warner-Elektra-Atlantic Corporation. *

* Confidential treatment has been requested for a portion of this document.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused thereunto duly authorized.

                              LIVE ENTERTAINMENT INC.

                              By   /s/ ROBERT L. DENTON
                                          Robert L. Denton
                                   Vice President and
                                   Chief Accounting Officer

Dated:    September 28, 1995