Form 10-Q
period 1995-09-30
LIVE ENTERTAINMENT INC
filed 1995-11-14
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1995

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

     As of October 31, 1995, there were 2,418,448 shares of the Registrant's Common Stock, 4,197,302 shares of the Registrant's Series B Cumulative Convertible Preferred Stock and 15,000 shares of the
Registrant's Series C Convertible Preferred Stock outstanding.

                    LIVE ENTERTAINMENT INC. AND SUBSIDIARIES



                                     INDEX




PART I - FINANCIAL INFORMATION                                     Page


 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets at
          December 31, 1994 and September 30, 1995 . . . . . . .     1

         Condensed Consolidated Statements of
          Operations for the three and nine months ended
          September 30, 1994 and 1995. . . . . . . . . . . . . .     2

         Condensed Consolidated Statements of
          Cash Flows for the nine months ended
          September 30, 1994 and 1995. . . . . . . . . . . . . .     3

         Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . .   4-8


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .  9-13




PART II - OTHER INFORMATION


 ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . 14-15


 ITEM 3(b).DEFAULTS UPON SENIOR SECURITIES - DIVIDEND
          ARREARAGE ON PREFERRED STOCK . . . . . . . . . . . . .    16


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . 16-17

                          PART I - FINANCIAL INFORMATION

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                              (Amounts in Thousands)


                                                     December 31, September 30,
                                                         1994          1995
ASSETS

Cash and cash equivalents, including restricted
 cash of $4,663 and $2,388 . . . . . . . . . . . . . $  24,264     $  44,460
Accounts receivable, less allowances of $19,469
 in 1994 and $20,496 in 1995 . . . . . . . . . . . .     1,950         7,149
Inventories. . . . . . . . . . . . . . . . . . . . .     7,842         7,960
Receivable related to assets held for sale . . . . .    17,916         4,344
Property and Equipment, net. . . . . . . . . . . . .     1,400         1,267
Film Rights, net of accumulated amortization
 of $466,260 and $505,568. . . . . . . . . . . . . .    71,108        50,061
Other Assets . . . . . . . . . . . . . . . . . . . .     2,443         2,095
Goodwill, net of accumulated amortization of
 $36,118 and $39,061 . . . . . . . . . . . . . . . .    29,871        26,928
                                                     $ 156,794     $ 144,264

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . $   7,305     $   8,077
Accrued expenses and deferred revenue. . . . . . . .    11,483        13,076
Notes payable. . . . . . . . . . . . . . . . . . . .     3,333         9,167
Increasing Rate Senior Subordinated Notes due
 1999, including capitalized interest of
 $16,871 and $13,188 . . . . . . . . . . . . . . . .    56,871        53,188
Film rights obligations. . . . . . . . . . . . . . .    19,776        16,853
Liabilities related to assets held for sale. . . . .    13,542            --
Dividends payable. . . . . . . . . . . . . . . . . .     2,131         2,077
Income taxes payable and deferred income taxes . . .     6,636         6,284
 Total liabilities . . . . . . . . . . . . . . . . .   121,077       108,722

Stockholders' Equity:
Series B Cumulative Convertible Preferred Stock--
 authorized 9,000,000 shares; $1.00 par value;
 $56,000,000 (1994) and $41,973,000 (1995)
 liquidation preference; 5,600,000 (1994)
 and 4,197,302 (1995) shares outstanding . . . . . .     5,600         4,197
Series C Convertible Preferred Stock--15,000 shares
 authorized and outstanding; $1.00 par value;
 $16,787,154 liquidation preference. . . . . . . . .        15            15
Common Stock--authorized 24,000,000 shares; $0.01
 par value; 2,418,720 (1994) and 2,418,448 (1995)
 shares outstanding. . . . . . . . . . . . . . . . .        24            24
Additional paid-in capital . . . . . . . . . . . . .   136,753       130,424
Retained deficit . . . . . . . . . . . . . . . . . .  (106,675)      (99,118)
                                                        35,717        35,542
                                                     $ 156,794     $ 144,264


             See notes to condensed consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                   (Amounts in Thousands, Except Per Share Data)

                                           Three Months Ended Nine Months Ended
                                              September 30,     September 30,
                                              1994     1995     1994     1995

 Net Sales . . . . . . . . . . . . . . . . .$33,845 $ 40,060  $81,261  $107,021
Cost of goods sold . . . . . . . . . . . . . 32,481   36,814   71,248    88,749
   GROSS PROFIT. . . . . . . . . . . . . . .  1,364    3,246   10,013    18,272
Operating Expenses:
 Selling, general and administrative
   expenses. . . . . . . . . . . . . . . . .  5,647    3,778   13,813    10,546
 Amortization of goodwill. . . . . . . . . .    981      981    2,943     2,943
                                              6,628    4,759   16,756    13,489
                                             (5,264)  (1,513)  (6,743)    4,783
Disposal of VCL/Carolco Communications GmbH:
 Net Sales . . . . . . . . . . . . . . . . .  3,761    5,261   14,643    16,143
 Costs and Expenses. . . . . . . . . . . . .  3,761    5,261   14,643    16,143
                                                 --       --       --        --
 Gain on disposal of VCL . . . . . . . . . .     --    2,913       --     2,913
                                                 --    2,913       --     2,913
   OPERATING (LOSS) PROFIT . . . . . . . . . (5,264)   1,400   (6,743)    7,696
 Interest and other income . . . . . . . . .    265      723    1,636     1,816
 Interest expense. . . . . . . . . . . . . . (1,627)    (528)  (5,427)   (1,355)
   (LOSS) INCOME BEFORE INCOME TAXES . . . . (6,626)   1,595  (10,534)    8,157
 Income tax expense. . . . . . . . . . . . .     --       --      300       600
   NET (LOSS) INCOME . . . . . . . . . . . .$(6,626) $ 1,595 $(10,834)   $7,557

Net (loss) income per common share:
   Primary . . . . . . . . . . . . . . . . . $(3.87) $ (0.15)$  (7.38)   $ 0.49
   Fully diluted . . . . . . . . . . . . . . $(3.87) $ (0.15)$  (7.38)   $ 0.49

Weighted average number of shares outstanding:
   Primary . . . . . . . . . . . . . . . . .  2,419    2,419    2,419     2,435
   Fully diluted . . . . . . . . . . . . . .  2,419    2,419    2,419     2,435



             See notes to condensed consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Amounts in Thousands)


                                                         Nine Months Ended
                                                            September 30,
                                                         1994          1995
OPERATING ACTIVITIES:
 Net (loss) income . . . . . . . . . . . . . . . . .  $(10,834)     $  7,557
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
 Depreciation and amortization of property
  and equipment. . . . . . . . . . . . . . . . . . .       458           532
 Amortization of goodwill. . . . . . . . . . . . . .     2,943         2,943
 Amortization of film rights . . . . . . . . . . . .    34,491        48,098
 Income taxes payable and deferred income taxes. . .       300          (352)
 (Increase) decrease in operating assets:
   Accounts receivable . . . . . . . . . . . . . . .    (4,740)       (5,199)
   Inventories . . . . . . . . . . . . . . . . . . .      (479)         (118)
   Receivable related to assets held for sale. . . .    76,113        13,572
   Receivable from stockholder . . . . . . . . . . .     8,047            --
   Other assets. . . . . . . . . . . . . . . . . . .       133           348
 Increase (decrease) in operating liabilities:
   Accounts payable, accrued expenses
    and deferred revenue . . . . . . . . . . . . . .     2,706         2,366
   Liabilities related to assets held for sale . . .   (41,022)      (13,542)
   Acquisition of and adjustment to film rights. . .   (35,899)      (27,051)
   Film rights obligations incurred. . . . . . . . .    35,899        29,480
   Payments on film rights obligations . . . . . . .   (39,853)      (32,404)
     Cash provided by operating activities . . . . .    28,263        26,230
INVESTING ACTIVITIES:
 Acquisition of property and equipment . . . . . . .      (309)         (399)
     Cash used for investing activities. . . . . . .      (309)         (399)
FINANCING ACTIVITIES:
 Issuance of long-term obligations . . . . . . . . .        --        10,000
 Payments on long-term obligations . . . . . . . . .   (14,516)       (7,850)
 Repurchase of Series B Cumulative
   Preferred Stock . . . . . . . . . . . . . . . . .        --        (5,460)
 Dividends paid on Series B Cumulative
   Preferred Stock . . . . . . . . . . . . . . . . .    (2,250)       (2,325)
     Cash (used for) financing activities. . . . . .   (16,766)       (5,635)
     Increase in cash and cash equivalents . . . . .    11,188        20,196
     Cash and cash equivalents at beginning
      of period. . . . . . . . . . . . . . . . . . .    42,358        24,264
     Cash and cash equivalents at end of period. . .  $ 53,546      $ 44,460




             See notes to condensed consolidated financial statements.

                 LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)
                            September 30, 1995


Note 1 - Summary of Significant Accounting Policies

   Background and Operations: LIVE Entertainment Inc. ("LIVE" or the "Company") was formed in 1988 and its largest ongoing businesses are LIVE Home Video ("LHV") and LIVE International ("LI"), which acquire rights to theatrical motion pictures, children's films and special interest programs (including CD-ROM) which they market and distribute in all media to wholesalers, retailers and consumers in the United States and Canada (LHV) and internationally (LI). As part of its international activities, the Company also owned an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany. VCL's year-end is November 30. In February 1995 the Company executed a preliminary agreement providing for the disposal of its interest in VCL. In November 1995, LIVE completed this sale transaction (See Note 5).

   The Company's continuing operations are principally in a single business segment, the production, distribution and wholesale sale of a broad variety of entertainment software products.

   Basis of Presentation: The accompanying consolidated financial statements and footnotes are unaudited and are condensed, as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles, but in the opinion of management of LIVE include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the financial position and results of operations of LIVE. The financial statements include the accounts of LIVE and its subsidiaries - LHV, LI and VCL. The financial statements reflect LIVE's interests in VCL as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale" and have been restated to account for VCL as a disposal of a portion of a line of business. All significant intercompany balances and transactions have been eliminated.

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

Net (Loss) Income Per Common Share:

Primary:

   Per share information has been determined on the basis of 2,418,722 weighted average number of shares outstanding for the three and nine months ended September 30, 1994 and 2,418,473 and 2,435,054 weighted average shares outstanding for the three and nine months ended September 30, 1995, respectively. The net (loss) income per common share for the three and nine months ended September 30, 1994 and 1995 gives effect to the accretion of the redemption value of the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") of $1,800,000 and $4,200,000, and $1,259,000 and $4,089,000 respectively. The net (loss) income for the three and nine months ended September 30, 1994 and 1995 also gives effect to dividends of $942,000 and $2,819,000 and $696,000 and $2,271,000, respectively, on both the Series B Preferred Stock and the Series C Convertible Preferred Stock ("Series C Preferred Stock").

Fully Diluted:

   Conversion of the Series B Preferred Stock and the Series C
Preferred Stock was not assumed for the three and nine months ended September 30, 1994 and 1995, because the effect thereof would have been antidilutive.

Note 2 - Extension Of Distribution Agreement

  On May 27, 1995, LHV entered into a three year extension of its distribution agreement with Warner-Elektra-Atlantic Corporation ("WEA"). Under the terms of the agreement, WEA advanced $10,000,000 to LHV, recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, including interest at LIBOR, plus 0.2%. In order to obtain the advance, LHV granted WEA a second priority security interest in substantially all of LHV's assets. As of September 30, 1995, there was $9,166,667 outstanding. Interest on the advance at September 30, 1995 was 6.26%.

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

   In May 1994, a breach of contract claim was filed against a subsidiary of the Company, claiming non-payment of royalties from licensing of films in foreign territories and deprivation of royalty payments as a result of misallocation of certain values asserted with licensed film properties. Films subject to the complaint were contained in the assets of Vestron, Inc. purchased by the Company in July 1991, and the period covered includes the license periods both prior to, and subsequent to, the acquisition date by the Company. The Company filed a reply brief (including a Motion to Dismiss) on October 5, 1994, and such Motion to Dismiss was granted on the grounds of forum non conviens. Plaintiff filed a complaint in New York on March 22, 1995. The Company filed its answer, affirmative defenses and counterclaim on April 20, 1995. Plaintiff filed a motion for class certification on September 8, 1995 to which the Company filed its opposition to the motion on November 6, 1995.

   Discovery is currently taking place in the above lawsuits.

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

Note 5 - Subsequent Event

   As a result of the Board of Directors' decision to dispose of the Company's interests in VCL, the results of operations for VCL for the three months ended September 30, 1994 have been restated to account for the sale of VCL as a disposal of a portion of a line of business. Accordingly, a provision for losses during the phase-out period totaling $3,885,000 for VCL had been accrued and accounted for at December 31, 1993 and was not included in the results of operations for the three and nine months ended September 30, 1994 and 1995. In November 1995, the Company and certain of its affiliates, on the one hand, and Datty Ruth, the owner of 19% of VCL, and Apricot Computer GmbH (Apricot), on the other, consummated a transaction whereby the Company s 81% interest in VCL, as well as all receivables owed by VCL to the Company or its affiliates, was transferred to Ruth and Apricot. The total consideration received by the Company and its affiliates in connection with such transaction is approximately $7,444,000, of which approximately $3,100,000 was received in February 1995. The remaining $4,344,000 was received in November 1995 and was recorded as a receivable related to assets held for sale as of September 30, 1995. The Company reflected a gain of approximately $2,913,000 in the quarter ended September 30, 1995, resulting from the completion of this transaction.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

Continuing Operations

   Net sales of LIVE increased to $40,060,000 during 1995 compared to $33,845,000 during 1994. The increase of $6,215,000, or 18.4%, is primarily attributable to a stronger video rental release schedule in the third quarter of 1995 compared to the third quarter of 1994. The Company's home video division released seven rental titles during both the three months ended September 30, 1994 and 1995. The third quarter of 1995 included the successful sell-through release of Stargate, for which there was no comparable title released in the third quarter of 1994.

   Gross profits of LIVE increased $1,882,000, or 138.0%, to $3,246,000 during 1995 compared to $1,364,000 during 1994. The increase in gross profit dollars was primarily related to the increase in sales. As a percentage of sales, gross profit increased to 8.1% during 1995 from 4.0% during 1994, primarily due to higher sales and margins generated on 1995 releases.

   Selling, general and administrative expenses of LIVE decreased $1,869,000, or 33.1%, to $3,778,000 during 1995 compared to
$5,647,000 during 1994. As a percentage of sales, the amount decreased to 9.4% during 1995 from 16.7% during 1994. The dollar and percentage decrease is primarily a result of LIVE recording a reserve in 1994 of approximately $1,560,000 against a receivable owed to LIVE by Carolco Pictures Inc. ("Carolco").

   Operating profits of $1,400,000 for the three months ended
September 30, 1995 includes a $2,913,000 gain on the disposal of VCL.

   Interest and other income increased $458,000 or 172.8% to $723,000 during 1995 compared to $265,000 during 1994, which was primarily the result of interest earned on increased cash on hand in 1995.

   Interest expense of LIVE decreased $1,099,000, or 67.5%, to $528,000 during 1995 compared to $1,627,000 during 1994. Interest expense decreased as a result of the repayment of $37,000,000 of 12% Subordinated Secured Notes due 1994 (the "12% Notes") during September and October of 1994. The entire balance of the 12% Notes was outstanding during most of the third quarter of 1994.

   Preferred dividends of $696,000 in 1995 and $942,000 in 1994 represents the 5% cash dividend accrued on both the Series B Preferred Stock and the Series C Preferred Stock, as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.


Discontinued Operations

   As a result of the Board of Directors' decision to dispose of the Company's interests in VCL, the results of operations for VCL for the three months ended September 30, 1994 have been restated to account for the sale of VCL as a disposal of a portion of a line of business. Accordingly, a provision for losses during the phase-out period totaling $3,885,000 for VCL had been accrued and accounted for at December 31, 1993 and was not included in the results of operations for the three months ended September 30, 1994 and 1995. In November 1995, the Company and certain of its affiliates, on the one hand, and Datty Ruth, the owner of 19% of VCL, and Apricot Computer GmbH (Apricot), on the other, consumated a transaction whereby the Company s 81% interest in VCL, as well as all receivables owed by VCL to the Company or its affiliates, was transferred to Ruth and Apricot. The total consideration received by the Company and its affiliates in connection with such transaction is approximately $7,444,000, of which approximately $3,100,000 was received in February 1995. The remaining $4,344,000 was received in November 1995 and was recorded as a receivable related to assets held for sale as of September 30, 1995. The Company reflected a gain of approximately $2,913,000 in the quarter ended September 30, 1995, resulting from the completion of this transaction.

   Net sales of VCL increased to $5,261,000 during the third quarter of 1995 compared to $3,761,00 during the third quarter of 1994. The increase of $1,500,000, or 40.0%, was due primarily to a stronger release schedule in 1995.

  Nine Months Ended September 30, 1995 Compared to Nine Months
  Ended September 30, 1994

Continuing Operations

   Net sales of LIVE increased to $107,021,000 during the first nine months of 1995 compared to $81,261,000 during the first nine months of 1994. The increase of $25,760,000, or 31.7%, is primarily attributable to a stronger release schedule in the first nine months of 1995 compared to the first nine months of 1994, as well as an increase in theatrical, television, and international revenues in 1995. The Company's home video division released sixteen rental titles during the nine months ended September 30, 1995 compared to fourteen rental titles during the comparable period in 1994. The first nine months of 1995 included the successful video rental and sell-through release of Stargate, for which there was no comparable titles released in the first nine months of 1994.

   Gross profits of LIVE increased $8,259,000, or 82.5%, to $18,272,000 during the first nine months of 1995 compared to $10,013,000 during the first nine months of 1994. The increase in gross profit dollars was primarily related to the increase in sales. As a percentage of sales, gross profit increased from 12.3% during 1994 to 17.1% during 1995, primarily due to higher margins generated on 1995 releases which included the successful release of Stargate.

   Selling, general and administrative expenses of LIVE decreased $3,267,000, or 23.7%, to $10,546,000 during 1995 compared to
$13,813,000 during 1994. As a percentage of sales, the amount decreased from 17.0% during 1994 to 9.9% during 1995. The dollar and percentage decrease is primarily a result of LIVE recording a reserve in 1994 of approximately $1,560,000 against a receivable owed to LIVE by Carolco and the Company's continuing efforts to reduce overhead in 1995.

   Operating profit of $7,696,000 for the nine months ended
September 30, 1995 includes a $2,913,000 gain on the disposal of VCL.

   Interest and other income increased $180,000 or 11.0% to $1,816,000 during 1995 compared to $1,636,000 during 1994, which was primarily the result of interest earned on increased cash on hand in 1995.

   Interest expense of LIVE decreased $4,072,000, or 75.0%, to $1,355,000 during 1995 compared to $5,427,000 during 1994.
Interest expense decreased as a result of the repayment of $37,000,000 of 12% Subordinated Secured Notes due 1994 (the "12% Notes") during September and October of 1994. The entire balance of the 12% Notes was outstanding during the majority of the nine months ended September 30, 1994.

   Preferred dividends of $2,271,000 in 1995 and $2,819,000 in 1994 represents the 5% cash dividend accrued on both the LIVE Series B Preferred Stock and the Series C Preferred Stock, as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

Discontinued Operations

   As previously discussed, in November 1995, the Company and certain of its affiliates, on the one hand, and Datty Ruth and Apricot, on the other, consumated a transaction whereby the Company s 81% interest in VCL, as well as all receivables owed by VCL to the Company or its affiliates, was transferred to Ruth and Apricot. The Company reflected a gain of approximately $2,913,000 in the quarter ended September 30, 1995, resulting from the completion of this transaction.

   Net sales of VCL increased to $16,143,000 during the nine months ended September 30, 1995 compared to $14,643,000 during the nine months ended September 30, 1994. The increase of $1,500,000 or 10.2% was due primarily to a stronger release schedule in 1995.

Liquidity and Capital Resources

   Historically, the Company has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of debt instruments. For the nine months ending September 30, 1995, the Company generated positive cash flow from continuing operations of $26,230,000.

   On May 27, 1995, LHV entered into a three year extension of its distribution agreement with Warner-Elektra-Atlantic Corporation ("WEA"). Under the terms of the agreement, WEA advanced $10,000,000 to LHV, recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, plus interest at LIBOR, plus 0.2%. In order to obtain the advance, LHV granted WEA a second priority security interest in substantially all of LHV's assets. As of September 30, 1995, there was $9,166,667 outstanding. Interest on the advance at September 30, 1995 was 6.26%.

   Investing activities generated a negative cash flow of $399,000, primarily as a result of the acquisition of property and equipment at LHV.

   LHV and its affiliates are a party to a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). Borrowings available under the Foothill Credit Facility are limited to $27,500,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LHV and its affiliates. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LHV to meet certain financial ratios, and as of December 31, 1994 and September 30, 1995 LHV was in compliance with all such financial ratios. There were no amounts outstanding under the Foothill Credit Facility as of September 30, 1995.

   Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31, 1993 and 1994, and June 30, 1995, were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993 and 1994, and June 30, 1995, cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled $1,787,000 as of September 30, 1995.

   The unpaid Series C Preferred Stock dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. LIVE intends to pay the June 30 and December 31, 1993 and 1994, and June 30, 1995, dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the Series B Preferred Stock has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the Delaware General Corporation Law ("DGCL").

   LIVE experienced negative cash flows from financing activities of $5,635,000 during the nine months ended September 30, 1995 primarily due to the repurchase of 1,400,000 shares of the Company's Series B Cumulative Preferred Stock, interest and principal payments on long term obligations and payment of dividends on the Series B Cumulative Preferred Stock.

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

   In May 1994, a breach of contract claim was filed against a subsidiary of the Company, claiming non-payment of royalties from licensing of films in foreign territories and deprivation of royalty payments as a result of misallocation of certain values asserted with licensed film properties. Films subject to the complaint were contained in the assets of Vestron, Inc. purchased by the Company in July 1991, and the period covered includes the license periods both prior to, and subsequent to, the acquisition date by the Company. The Company filed a reply brief (including a Motion to Dismiss) on October 5, 1994, and such Motion to Dismiss was granted on the grounds of forum non conviens. Plaintiff filed a complaint in New York on March 22, 1995. The Company filed its answer, affirmative defenses and counterclaim on April 20, 1995. Plaintiff filed a motion for class certification on September 8, 1995 to which the Company filed its opposition to the motion on November 6, 1995.

   Discovery is currently taking place in the above lawsuits.

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

ITEM 3(b).    DEFAULTS UPON SENIOR SECURITIES - DIVIDEND ARREARAGE
              ON PREFERRED STOCK

   Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31, 1993 and 1994, and June 30, 1995, were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993 and 1994, and June 30, 1995, cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled $1,787,000 as of September 30, 1995.

   The unpaid Series C Preferred Stock dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. LIVE intends to pay the June 30 and December 31, 1993 and 1994, and June 30, 1995, dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the Series B Preferred Stock has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the DGCL.

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

                                      LIVE ENTERTAINMENT INC.



Dated: November 14, 1995            By: /s/   RONALD B. CUSHEY
                                    Ronald B. Cushey
                                    Chief Financial Officer

                               EXHIBIT INDEX

11     Computation of Income (Loss) Per Common Share (Unaudited).

27     Financial Data Schedule (Electronic Filing Only).