Form 10-K
period 1995-12-31
LIVE ENTERTAINMENT INC
filed 1996-03-19
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1995
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of February 29, 1996 was approximately $4,541,556.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court.  Yes X   No

     As of February 29, 1996, there were 2,418,417 shares of the Registrant's Common Stock, 4,197,302 shares of the Registrant's
Series B Cumulative Convertible Preferred Stock and 15,000 shares of the Registrant's Series C Convertible Preferred Stock outstanding.

                    Documents Incorporated by Reference

     Portions of the proxy statement for the 1996 Annual Meeting of Stockholders, currently scheduled to be held on May 2, 1996, are incorporated by reference into Part III.

                                  PART I

ITEM 1.   BUSINESS

Introduction

     LIVE Entertainment Inc., a Delaware corporation (the "Company" or "LIVE") was formed in 1988. Its largest ongoing businesses are LIVE Film and Mediaworks Inc. (formerly LIVE Home Video Inc.) ("LFM") and LIVE International ("LI"), which primarily acquire rights to produce and distribute theatrical motion pictures, children's films and special interest programs which they market and distribute in all media to wholesalers, retailers and consumers in the United States and internationally. The Company's operations are primarily in a single business segment, the worldwide distribution and sale of a broad variety of film related entertainment software products.

     The Company's executive offices are located at 15400 Sherman
Way, Suite 500, Van Nuys, California 91406 and its telephone number is (818) 988-5060.

     Operating Structure

          The following chart outlines the operating structure of the Company as of December 31, 1995. All except LFM are unincorporated divisions of the Company's subsidiaries. As used herein the "Company" or "LIVE" includes LFM, LI, or any of the operating entities listed below.


                              LIVE Entertainment Inc.


LIVE Productions   LIVE Entertainment   LIVE Home Video   LIVE International   LIVE Television   LIVE Interactive    LIVE Film and
(production and    (theatrical          (home video       (international       (cable, pay,      (interactive        Mediaworks
acquisition        distribution         distribution)     distribution)        pay per view      products            (contracting
of motion          of motion picture                                           network           including CD-ROM)   entity for
picture            product)                                                    television                            productions,
product)                                                                       licensing)                            acquisitions
                                                                                                                     and
                                                                                                                     programming)

                                        Family Home
                                        Entertainment
                                        (FHE)
                                        (children's
                                        programming)



Recent Developments for the Company

Purchase of Series B Cumulative Convertible Preferred Stock (the
"Series B Preferred Stock")

     Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred Stock from time to time, either through private purchases or through open market purchases. Through March 15, 1996, LIVE acquired, and subsequently retired, a total of 2,177,500 shares of the Series B Preferred Stock at an average price of $4.27 per share.

Bankruptcy of Carolco Pictures Inc. ( Carolco )

     On November 10, 1995, Carolco filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Carolco had been a significant supplier of A+ motion picture product to the Company, including the video rights to such hits as Terminator II, Basic Instinct, Total Recall and the Rambo series. The last motion picture provided to the Company by Carolco or its affiliates is Cutthroat Island, which will be released on home video in April 1996. Because of the Carolco bankruptcy and the fact that the output agreement between the Company and Carolco expired in 1995 in any event, the Company does not expect to receive any additional films from Carolco in the future.

     Carolco has agreed to sell its film library and certain related assets to Canal+ D.A. In connection with the sale, the Company and Carolco have stipulated that certain contracts between the Company and Carolco relating to the distribution by the Company of the video rights to films produced by Carolco, and the distribution by Carolco in foreign territories of films owned by LIVE, would be assumed by Canal+ D.A. after the library sale is completed. Portions of the distribution agreements between the Company and Carolco pertaining to LIVE's right to remakes and sequel rights to films in the Carolco library, however, were severed from the distribution portions of the agreements and were rejected by Carolco. This has left LIVE with a damage claim in the Carolco bankruptcy, which cannot be reasonably estimated at this point in time.

Disposal of VCL/Carolco Communications GmbH ("VCL")

     As part of its international activities, the Company owned an 81% interest in VCL, a home video distribution and marketing company headquartered in Munich, Germany. VCL's year end is November 30.

     In March 1994, primarily as a result of a desire of the Company to focus its efforts on its core entertainment business, the Board of Directors of the Company decided to dispose of the Company's interest in VCL. Accordingly, the Company's interest in VCL was recorded as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale" as of December 31, 1993 and 1994 and was written down to its estimated net realizable or liquidation value. The operating statements presented were restated to separately disclose the results of operations of VCL as a disposal of a portion of a line of business.

     In February 1995, the Company and certain of its affiliates, on the one hand, and Datty Ruth, the owner of 19% of VCL, and Apricot Computer GmbH ("Apricot"), on the other, entered into a preliminary agreement whereby the Company's 81% interest in VCL, as well as all receivables owed by VCL to the Company or its affiliates, would be transferred to Ruth and Apricot. The total consideration received by the Company and its affiliates in connection with such transaction was approximately $7,444,000, of which approximately $3,100,000 was received in February 1995. The remaining $4,344,000 was received in November 1995, and a gain of approximately $2,913,000 was reflected in the quarter ended September 30, 1995, resulting from the completion of this transaction.

New Distribution Agreements

     On February 8, 1996, the Company and Pioneer LDC, Inc. ("PLDC") entered into an Output Deal Agreement (the "Pioneer Output Agreement") for the distribution of the Company's theatrical
productions in Japan.   The three year agreement includes all
theatrical films that LIVE produces and acquires over the period, excluding LIVE's two features currently in post-production, The Substitute and The Arrival. PLDC has agreed to pay a specified percentage of the applicable film's production or acquisition cost to obtain such Japanese distribution rights. PLDC is an affiliate of the Company's controlling shareholder, Pioneer Electronic Corporation.

     In addition, on February 14, 1996, the Company and Orion Pictures Corporation ("Orion") entered into a Multiple Picture Deal Output Agreement (the "Orion Agreement") for the theatrical distribution by Orion in the United States and Canada of the Company's theatrical productions. The Orion Agreement provides for Orion to theatrically release, for certain distribution fees, five motion pictures acquired or produced by LIVE. See Entertainment Production, Marketing and Distribution Operations - General, for a further description of titles included in this agreement.

Simplification of Corporate Structure

     In the fourth quarter of 1995, in order to simplify the corporate reporting and tax structure, several non-operating corporate subsidiary companies were merged into LIVE Home Video
Inc., including its then subsidiary LIVE Film and Mediaworks Inc.
LIVE Home Video Inc. subsequently changed its name to LIVE Film and Mediaworks Inc.

Retention of Carreden Group

     In March 1996, the Company retained the Carreden Group, Incorporated ("Carreden") to act as its exclusive financial advisor in connection with a rationalization of the Company's current capitalization. Carreden was retained to advise the Company's Board of Directors in a review of the Company's business operations and capital structure and to develop alternatives that will accomplish the strategic and financial objectives of the Company by securing for the Company a more stable and appropriate capital base on which to operate in the future. Through the date hereof, no structures or proposals have been suggested, and there is no assurance that any such structures or proposals will be forthcoming in the future.

Management Changes

     Since the beginning of 1995, Michael J. White and R. Timothy O'Donnell have resigned from the Board of Directors, and Makoto Koshiba has been appointed as a Director. There is currently one vacancy on the Board of Directors. The departures of Mr. White and Mr. O'Donnell from the Board of Directors were not the result of any dispute with the Company.

Entertainment Production, Marketing and Distribution Operations

General

     Historically, the operations of LIVE and VCL focused on the acquisition and distribution of home video programming in the United States and Canada (through LFM) and in German-speaking Europe (through VCL), by marketing and distributing videocassettes to wholesalers, retailers and consumers directly. LIVE controls the United States and Canadian home video rights (hereinafter referred to as "domestic home video rights") to a catalog of approximately 2,000 titles, inclusive of approximately 1,000 titles acquired from Vestron Inc. in 1991. (Vestron was an independent home video supplier with approximately 1,000 titles in its catalog, including such titles as Dirty Dancing, Platoon, Hoosiers, the Smithsonian Series, the National Audubon Series and others, and the rights to exploit all sequels to Dirty Dancing.) Vestron is now a label owned and distributed by LIVE.

     During the past few years the Company has found it increasingly difficult to acquire just the domestic home video rights to quality motion picture productions on terms the Company believed to be commercially attractive. This trend was exacerbated by the financial troubles encountered by Carolco, its most reliable source of A+ motion picture product, and by the acquisition by major studios of a number of independent production and distribution companies from whom the Company had acquired video rights in the past, such as New Line Cinema Corporation and Miramax Pictures. Thus, in early 1994, the Company announced plans to expand its business activities into the theatrical release of a limited number of motion pictures and the direct licensing of international, television rights and other ancillary rights to third parties rather than through intermediaries. Further, in late 1994, LIVE released its first interactive product through its newly formed interactive division. This expansion is meant to enhance its core video business without the addition of significant overhead costs.

      Examples of this activity include LIVE's acquisition of all rights to the film Wagons East (a Western comedy starring John Candy and Richard Lewis), as well as the Company's acquisition of various rights to the motion picture Top Dog, a Chuck Norris film that was released theatrically in early 1995. International and television rights were among the rights acquired in both these
productions.    In addition, in 1995 the Company entered into
agreements to acquire, upon completion, two major theatrical motion pictures, The Substitute, an action thriller directed by Robert Mandel and starring Tom Berenger, Ernie Hudson, Glenn Plummber, and Diane Venora, and The Arrival, writer/director David Twohy's sci-fi thriller, with Charlie Sheen, Ron Silver, Terri Polo, and Lindsay Crouse. The two pictures will be released in the United States theatrical market in early 1996 through Orion, who will be responsible for the United States and Canadian theatrical distribution of a package of five pictures produced by the Company under the Orion Agreement discussed above. Other motion pictures to be produced by LIVE and released theatrically by Orion through this package deal include the hit German Comedy Maybe...Maybe Not ("Der Bewegte Mann"), which has garnered acclaim in festivals worldwide and stars Til Schweiger, Trees Lounge, written and directed and starring indie film favorite Steve Buscemi, with an ensemble cast including Anthony LaPaglia, Chloe Sevigny and cameos by Mimi Rogers, Daniel Baldwin, and Carol Kane, among others with a special appearance by Samuel Jackson, and Phat Beach, a black hip hop comedy.

     As an independent distribution company, the Company acquires distribution rights to programming from a variety of sources, including production companies and independent producers. Distribution rights which the Company may acquire include (a) domestic: theatrical, home video, free television, pay television (including cable and pay-per-view), and electronic publishing, and
(b) international: all media. The Company often acquires the rights to completed motion pictures. However, in order to secure rights to motion pictures which might not otherwise be available to the Company (such as international, television and interactive), and to acquire a wider array of distribution rights on more favorable terms, the Company also secures the rights to motion pictures prior to or during production. In such cases, the Company frequently becomes involved with, and has active input on, projects at the earliest possible date, from development through physical production and completion of the finished film, and generally may have input over all key production elements. As the Company becomes more involved with production activities, its role has shifted from distributor to producer/distributor.

     With the Company's involvement in the early production stages of a film's development, it will continue to be difficult to predict the theatrical acceptance of any particular motion picture the Company may acquire or produce. The theatrical results of a motion picture is a significant factor in generating revenues in all media, including home video.

The United States Motion Picture Industry

     The United States motion picture industry encompasses the production and theatrical exhibition of feature-length motion pictures and the subsequent distribution of such pictures in home video, television and other ancillary markets. The industry is dominated by the major studios, including Universal Pictures, Warner Bros., Twentieth Century Fox, MGM, Sony Pictures Entertainment (including Columbia Pictures and Tri-Star Pictures), Paramount Pictures and The Walt Disney Company, which historically have produced and distributed the majority of theatrical motion pictures released annually in the United States. There are also a large number of smaller production companies that produce theatrical motion pictures and have played an important role in the production of motion pictures for the worldwide feature film market.

     The "majors" generally own their production studios and have national or worldwide distribution organizations. Major studios typically release films with direct production costs ranging from $10,000,000 to $100,000,000 or more and provide a continual source of motion pictures to the nation's theater exhibitors. The independents do not own production studios and, with certain exceptions, have more limited distribution capabilities than the major studios. Independents typically produce fewer motion pictures at substantially lower average production costs than major studios. LIVE is now an independent production and distribution company.

Motion Picture Financing and Production

     As with the major studios, the Company is involved in the production and financing of a variety of motion pictures. The typical cost of a motion picture produced by a major studio for wide release averages more than $36,000,000. The Company intends to keep its average production budget to less than $20,000,000, although it may spend more for titles it believes to have significant commercial potential. Production costs consist of acquiring or developing the screenplay, film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution expenses, which consist primarily of the costs of advertising and release prints, are not included in direct production costs.

     Independent production companies generally avoid incurring the substantial overhead costs of the majors by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a project-by-project basis. Unlike the major studios, the independents also typically finance their production activities from discrete sources rather than out of cash flow. Such sources include bank loans, "pre-sales," equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

     "Pre-sales" are often used by independent film companies to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees paid to the producer by third parties in return for the right to exhibit the completed motion picture in theaters or to distribute it in home video, television, foreign or other ancillary markets. Producers with distribution capabilities, such as the Company, may retain some or all of the rights to distribute the completed motion picture either domestically or in one or more foreign markets. The Company typically will license a motion picture's foreign rights among several international licensees under such pre-sale agreements.

     Both major studios and independent film companies often acquire motion pictures for distribution through an industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to acquire from an independent production company all rights to a film upon completion of production. The independent production company normally finances production of the motion picture pursuant to financing arrangements with banks or other lenders in which the lender is granted a security interest in the film and the independent production company's rights under its arrangement with the studio or independent. When the studio or independent "picks up" the completed motion picture, it assumes (and in the case of the Company, most often simply pays) the production financing indebtedness incurred by the production company in connection with the film. In addition, the independent production company is paid a production fee and generally is granted a participation in the net profits from distribution of the motion picture. Examples of Films the Company has recently acquired through negative pickup arrangements include Top Dog and The Substitute.

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

Motion Picture Distribution

     Motion picture distribution encompasses the exploitation of motion pictures in theaters and in ancillary markets such as home video, pay-per-view, pay television, broadcast television, foreign and other markets. Motion pictures may continue to play in theaters for up to six months following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other foreign markets. The motion picture then becomes available for distribution in other markets as follows:

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
     Foreign television             18-24 months        18-30 months

     The distributor typically acquires rights from the producer to distribute a motion picture in one or more of the markets described above. The distributor typically agrees to advance the producer a non-refundable minimum royalty or guarantee, which is to be recouped by the distributor out of revenues generated from the distribution of the motion picture in whatever markets it has acquired. Generally, the producer also is entitled to receive a participation equal to an agreed-upon percentage of all net revenues received from distribution of the motion picture over and above the advance once the advance is recouped. As noted, LIVE in the past generally acquired only domestic home video rights, but now seeks to control or acquire all rights to films it produces or licenses from third parties.

Theatrical Distribution

     The theatrical distribution of a motion picture involves the manufacture of release prints, the promotion of the picture through advertising and publicity campaigns and the licensing of the motion picture to theatrical exhibitors. The size and success of the promotional advertising campaign can materially affect the revenues realized from the theatrical release of a motion picture. The costs incurred in connection with the distribution of a motion picture can vary significantly, depending on the number of screens on which the motion picture is to be exhibited, the actual cost and scope of the media advertising expenditures and campaign and the ability to exhibit motion pictures during peak exhibition seasons. Competition among distributors for theaters during such seasons is great. Similarly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues.

     The distributor and theatrical exhibitor generally enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage of the box office receipts for the exhibition period, in some cases after deduction of the theater's overhead, or a flat negotiated weekly amount. The distributor's percentage of box office receipts generally ranges from an effective rate of 35% to over 50%, depending upon the success of the motion picture at the box office. Distributors carefully monitor the theaters which have licensed the picture for exhibition to ensure that the exhibitor promptly pays all amounts due the distributor. Substantial delays in collection are not unusual. When the Company acquires all rights to a motion picture having theatrical potential, it currently engages the services of a theatrical distribution company to handle the theatrical exhibition of the film in the United States. In the past, the Company has used the services of MGM Pictures. The Company now has a theatrical distribution arrangement with Orion as described above. The Company views theatrical distribution of films to be a source of advertising and promotion to enhance the home video and other distribution revenues to be received from the film. The Company does not believe that theatrical distribution of its motion picture products will be a source of material profits.

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

     Overall growth in the domestic home video market has slowed as growth in the number of new outlets and new VCR homes has moderated. The growth in outlets designed to serve the rental market has remained essentially flat for the past several years, while the number of new outlets which offer videocassettes and videodiscs for sale has increased. The sell-through market continues to be a seasonal business, except for feature films initially released at prices generally below $30. Furthermore, new technologies which regional telephone companies and others are developing could make competing delivery systems economically viable and could alter the home video marketplace.

     See a more complete description of the Company's home video distribution operations under "Acquisition of Motion Picture
Distribution Rights by the Company - Domestic Home Video
Distribution Rights."

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

Broadcast and Basic Cable Television

     Broadcast television allows viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC and Fox), independent television stations and cable and satellite networks and stations. In certain areas, viewers may receive the same programming via cable transmission for which subscribers pay a basic cable television fee. Broadcasters or cable systems operators pay fees to distributors for the right to air programming a specified number of times.

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

New Technologies

     New means of delivery of entertainment product are constantly being developed and offered to the consumer. The exact impact of emerging technologies such as digital video discs ("DVD"), direct broadcast satellites, the Internet, etc. on the Company's operations cannot be determined at this time. However, in its role as a producer and holder of entertainment copyrights, the Company is positioning itself to take advantage of whatever delivery options are available to it, and is constantly monitoring these new media possibilities.

Acquisition of Motion Picture Distribution Rights by the Company

General

     Distribution rights to motion pictures can encompass various media (e.g., theatrical, home video, free or pay television, electronic publishing, CD-ROM, interactive) and various markets or territories (e.g., the United States and Canada, Great Britain and Japan). In the past, LIVE generally acquired only home video rights and not the rights to broadcast or cablecast programs or to exhibit programs on pay-per-view television or in movie theaters or similar locations. Historically, where these other rights were acquired, LIVE exploited them by sublicensing the rights to third parties whose principal businesses included exploitation of such rights. In early 1994, LIVE expanded its business activities into the theatrical distribution of a limited number of motion pictures and the direct licensing of international and television rights to third parties rather than through intermediaries. Now, where possible, the Company focuses on the acquisition of worldwide distribution rights to a motion picture in all media, or, where feasible, distribution rights in all media for either the North American or international market places.

     The Company's decision process in acquiring a finished or an unfinished movie is similar. The Company collects information concerning new motion pictures being contemplated or entering the production cycle. This information is obtained from trade sources and from personal relationships and contacts. The acquisition process focuses on productions which seem most likely to fit the Company's requirements for worldwide marketability and profit potential. Before the Company acquires distribution rights for any motion picture, the Company analyzes not only the picture's projected costs, revenues and scheduling, but also the effect of these assumptions on overall Company performance. Management bases its acquisition decisions on the results of this evaluation process and will not make offers on any one project with risks that, in management's opinion, could materially adversely affect the Company's profitability. The Company's credit facility imposes limitations on the size of minimum guarantees the Company can incur without the lender's approval.

     When the Company acquires distribution rights to a motion picture prior to its production, it controls its development expenditures by making only limited commitments to advance funds before completion. After acquisition of the rights of a motion picture prior to its production, the Company typically has approval rights over key product elements and maintains a production supervisory staff to monitor the production process. Overhead and general expenditures are kept at a minimum level, as the Company does not own any production facilities or significant production staff.

Domestic Theatrical Distribution Rights

     Historically, LIVE only occasionally acquired theatrical distribution rights to certain of its films. However, when those rights were acquired - for films such as Tom and Jerry - The Movie, Reservoir Dogs, Bad Lieutenant, American Heart, Light Sleeper and Bob Roberts, for example - LIVE exploited the rights by sublicensing them to third parties whose principal businesses included exploitation of such rights. Management of LIVE considers the theatrical distribution of a film extremely important as a marketing tool which enhances video and international sales and thus LIVE now intends to acquire theatrical distribution rights as part of the overall acquisition where possible, even if a film ultimately will not be released theatrically. The Company anticipates releasing theatrically approximately 4-6 films during fiscal 1996. The Company generally targets motion pictures for distribution on a national basis which can result in substantial amounts being expended for the costs of national advertising and the manufacturing of initial release prints. The exception to this national focus would be certain motion pictures that would be targeted to various demographic audiences, as opposed to the mainstream public, and such pictures would be distributed on a more regional, less expensive, basis. While LIVE does not believe that theatrical distribution of its motion pictures will be a source of material profits due to the risks inherent in that business, management of LIVE believes that the theatrical market has significant upside potential should any particular film perform well. It is not uncommon for heavily advertised films with theatrical losses to have increased performance in video and other ancillary media that partially or totally offset such losses.

     Of those films to which LIVE holds domestic theatrical distribution rights, LIVE intends to release some through its own distribution channels or distribute them through third parties such as Orion. LIVE exploited Top Dog, a film staring Chuck Norris and for which the Company acquired all U.S. domestic and Japanese distribution rights, in the United States and Canada in early 1995 through the theatrical distribution division of MGM. In addition, LIVE is in various stages of post production, production, development and pre-production on a number of projects, including The Arrival, directed by David Twohy (writer of The Fugitive and Waterworld), I, Assassin, executive produced by Mace Neufeld and Robert G. Rehme (producers of Beverly Hills Cop III, Patriot Games and Clear and Present Danger), and The Substitute, directed by Robert Mandel (director of School Ties, fx and Big Shots), and intends to have all of these films distributed theatrically in the United States.


Domestic Home Video Distribution Rights

     LIVE has developed operating strategies which it believes enhance sales and profit growth potential by focusing on securing long-term access to commercially viable motion pictures primarily for video release. It categorizes the feature films it releases in video by reference to relative acquisition costs and expected unit sales. "A+" titles generally are those films with some combination of significant box office revenues, established stars, wide theatrical distribution and/or large budgets. "A" titles usually are feature films with cast or other elements which give them a defined audience appeal and which also receive wide theatrical distribution. Those films categorized as "B" titles generally include a variety of more modestly budgeted films which, if released theatrically, are done so on a limited or regional basis. In addition to motion picture product, LIVE also acquires non-theatrical programming such as sports and fitness programming, children's programming, special interest products and interactive programs.

     In March 1993, LIVE entered into a distribution agreement with Miramax for the video release by LIVE of a number of motion pictures, some of which have been theatrically released by Miramax domestically, including The Crying Game, The Piano, House of the Spirits and Fortress. The Piano won three Academy Awards, including Best Actress, out of eight nominations. LIVE released The Crying Game, along with ten other titles, during 1993, five titles under such distribution agreement, including The Piano, during 1994, and one title was released in 1995.

     Pursuant to various agreements with independent motion picture producers, LIVE released on home video 24 feature film titles during 1995. This included the successful video rental and sell through release of the major motion picture Stargate. LIVE anticipates releasing on home video a total of between 50 to 75 feature films in 1996 through 1997. Management believes that, under current market conditions, "B" titles generally will be available at favorable prices on a title by title basis, either in the pre-production stage or as finished product. LIVE also intends to continue to aggressively pursue opportunities to acquire video rights in children's, budget line and special interest programming.

     Domestic home video rights, when acquired under exclusive licenses without other rights, are typically acquired for a term of 15 years or more, in return for non-refundable advances against future royalties which are generally based on either a percentage of LIVE's wholesale selling price or a percentage of profit contribution derived from the sale of videocassettes. In most instances, the advance is paid on or after the delivery of the applicable picture to the Company, which typically occurs six to twelve months prior to video release. Furthermore, the licenses may require the film's producer or distributor to make certain minimum print and advertising expenditures toward the theatrical release of the motion picture. In those instances where LIVE pays a substantial portion of the royalty advance prior to completion, a completion bond in favor of LIVE guaranteeing that a movie will be finished is almost always required, or the funds are escrowed or secured by a letter of credit. Acquisition costs vary substantially from title to title, depending on LIVE's assessment of the projected demand for the program.

     LIVE, under its children's programming label, Family Home Entertainment ("FHE"), has over the years built a substantial library of children's titles. FHE has secured worldwide rights to release videocassettes of the Teenage Mutant Ninja Turtles animated television series. LIVE also has an agreement with Broadway Video Entertainment granting it home video rights to programs including Rudolph the Red Nosed Reindeer, Frosty the Snowman, Santa Claus is Coming to Town, The Little Drummer Boy, Here Comes Peter Cottontail and Frosty Returns. In addition, license agreements have been secured for programming featuring the products of major toy manufacturers including such licensed characters as Robotech, Pound Puppies, G.I. Joe, Transformers, JEM, Mapletown, Velveteen Rabbit, Strawberry Shortcake, The Mad Scientist, Babar, Care Bears, Bucky O'Hare, Hello Kitty and Friends, Phantom 2040, Papa Beaver, The Highlander (animation), Enchanted Camelot, Skysurfer Strike Force, The Bears Who Saved Christmas, Santa's Christmas Crash, Santa's Christmas Snooze, Princess Gwenevere, Flash Gordon, The Littlest Pet Shop and Baryshnikov Stories From Childhood. Management of LIVE intends to continue LIVE's emphasis on building and exploiting its FHE library.

     LIVE also distributes non-theatrical products such as the Smithsonian Series and the Audubon Series. LIVE distributes music videos, including those by Michael Jackson, the Rolling Stones and the Doobie Brothers. Sports and fitness titles include the PGA Tour, a Jose Canseco instructional tape and Paula Abdul and Marla Maples fitness tapes.

     LIVE maintains its own sales organization which prepares sales and marketing plans for new release and catalog promotions, and, in conjunction with the sales force of Warner-Elektra-Atlantic Corporation ("WEA"), works closely with wholesale distributors, rackjobbers and key retailers in the United States. Pursuant to an agreement expiring in May 1998, WEA handles all physical aspects of United States sales, distribution, billing and collections for LIVE. The Company has a similar arrangement with MCA Canada Ltd., with respect to LIVE's Canadian sales, marketing and distribution activities under an agreement that expires in 1997, subject to a three year option to extend in favor of LIVE America Inc.

     In 1994, management of LIVE decided to begin releasing fewer rental titles per month than in prior years for a number of reasons, among them being: (a) fewer titles being purchased by LIVE since late 1991 due to the liquidity problems encountered by LIVE since that time, (b) a shift in rental market tastes, with a much greater portion of video store purchases being devoted to theatrically released "A" titles than direct-to-video or direct-to-television "B" titles that have been the predominant titles released by LIVE since 1992 and (c) an increase in the absolute number of "B" titles in the marketplace, resulting in increased competition for decreasing retailer purchase funds. Management of LIVE has addressed these issues by (i) reducing its number of rental titles released per month, particularly the direct-to-video "B" titles, allowing LIVE's marketing and sales forces to place increased emphasis on a smaller number of titles, (ii) acquiring more rights to films than only domestic video rights (including theatrical, television, international and CD-ROM) and diversifying its business to license such additional rights directly rather than through intermediaries, (iii) continuing LIVE's focus on the sell-through business, exploiting LIVE's library of over 2,000 titles including children's and special interest programs and (iv) attempting to release a higher percentage of "A" titles by increasing its efforts to acquire films with greater theatrical release potential.

     Management of LIVE believes that the decrease in revenues due to fewer rental releases per month will eventually be compensated for through a combination of increased ancillary revenues (such as theatrical, television, international and CD-ROM) and higher revenues per rental release due to a combination of increased focus on fewer titles and a higher percentage of "A" title acquisitions. There is no assurance that this will be the case, however. Television Distribution Rights

     Television distribution rights will be acquired by LIVE where available. Television networks, independent television networks, television stations and cable system operators generally license television series, films and film packages (consisting of theatrically released feature films and made-for-television movies) pursuant to agreements with distributors or syndicators that allow a fixed number of telecasts over a prescribed period of time for a specified cash license fee or for barter of advertising time. LIVE distributes the television rights to films it acquires through its own sales staff.

International Distribution Rights

     International distribution rights include rights in various media (e.g., television, theatrical and home video) and to various territories (e.g., the United Kingdom, Japan and the Benelux nations). To acquire these rights, LIVE is required to pay a minimum guarantee. The minimum guarantee, along with specific recoupable marketing and other expenses, is recovered from the motion picture's gross revenues before the producer begins to participate in the net revenues. Historically, LIVE only occasionally acquired international distribution rights to certain of its films, mainly through the acquisition of the Vestron library. LIVE has for some time maintained a small in-house international sales staff and utilized outside sales agents to exploit those rights. However, often when international rights were acquired (e.g., for films such as Light Sleeper), LIVE exploited the rights by sublicensing them to third parties whose principal businesses included the further sublicensing of such rights, and LIVE paid a fee for such sublicensing activities. In 1994, LIVE expanded its sales force to manage international sales and to more aggressively promote its motion pictures at foreign film markets, including the Cannes Film Festival in France, the American Film Market in Los Angeles and MIFED in Italy.

Competition

     Success in the entertainment marketplace is largely dependent on a company's ability to acquire rights to programming at attractive prices and upon the subsequent performance of this programming in the marketplace. With the exception of certain output agreements described above under "Acquisition of Motion Picture Distribution Rights by the Company; Domestic Home Video Distribution Rights," the Company generally acquires distribution rights on a film-by-film basis. The Company faces significant competition both in obtaining distribution rights and in selling products. The Company's competitors for product acquisitions are companies such as New Line, HBO and Trimark, and it competes with these companies as well as major studios in the marketing of its product. Certain of the Company's competitors, particularly those affiliated with major studios or pay television broadcasters, have significantly greater financial resources than the Company. Competition for distribution rights is based primarily on the amount of the advances which companies are willing to offer to producers as well as on the producer's perception of the company's marketing capabilities and its commitment to marketing the release of a film.

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

Factors Which May Affect Results

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

     Nature of the Entertainment Industry. The motion picture and home video industries are highly speculative and historically have involved a substantial degree of risk. The success of a motion picture or video production depends upon unpredictable and changing factors such as competition and audience acceptance, which may bear little or no correlation to the Company's production and other costs. Audience acceptance of the Company's products represents a response not only to the artistic components of the products, but also to the level of advertising and promotion by the distributor, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and public taste, and other intangible factors, all of which change rapidly and cannot be predicted with certainty. In addition, as a result of the Company increasing its resources to film product earlier in its production and acquisition stages, the possibility always exists that the finished product may be different from that which was initially envisioned. Therefore, there is a substantial risk that some or all of the Company's products may not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized.

     Competition. Competition is intense in the motion picture and video distribution industry. The Company is in competition with major entertainment companies which have far greater financial resources and distribution capabilities than the Company. The Company also competes with numerous smaller companies in the entertainment industry and with other leisure time industries for the consumer dollar. There can be no assurance that the Company will continue to produce and market its products successfully or that its motion picture and other projects will generate any profits.

     Availability of Financing. The entertainment industry is very capital intensive. Average motion picture budgets rise each year as the cost of talent continues to increase. The Company's ability to continue to produce or acquire motion pictures for distribution is dependent on its ability to finance its activities. In the past the Company has experienced difficulties in arranging for adequate financing. There is no assurance that the Company will continue to have adequate financing available to it in the future.

     Shift in Strategy. Although members of management of the Company have prior experience in film production and acquisition of multiple rights film properties, the Company's decision to increase its involvement in film production and the acquisition of film product with multiple rights, to counteract the difficulty in acquiring only video rights to feature films on attractive terms, will lead the Company into a business segment where it has a limited track record. This shift in strategy toward an increased emphasis on motion picture production and acquisition may increase the rewards available to the Company, but may increase the risks as well.

     Dependence on Key Personnel. The Company is dependent on the efforts and abilities of its senior management, particularly Roger Burlage, the Company's Chief Executive Officer. The loss of any of the Company's key executives could have an adverse effect on the business and prospects of the Company.

Major Customers

     During the year ended December 31, 1993, no one customer accounted for more than 10% of the net sales of LIVE. During the year ended December 31, 1994 two customers accounted for 23.3% of net sales of LIVE and during the year ended December 31, 1995 two customers accounted for 34.0% of net sales of LIVE.

Employees

     As of February 29, 1996, LIVE had 119 full-time regular employees and 6 part-time employees. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

ITEM 2.   PROPERTIES

     The Company's executive offices are leased in Van Nuys, California. The Company believes that its office facilities are adequate to meet its current and anticipated future needs.


ITEM 3.   LEGAL PROCEEDINGS

     On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against LIVE, Carolco and certain of LIVE's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (b) by materially understating the true extent of the write off of goodwill in connection with the sale of substantially all of the assets of LIVE's wholly owned subsidiary, Lieberman Enterprises Incorporated ("Lieberman"), to Handleman Company ("Handleman") in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of LIVE and Carolco, including Pioneer Entertainment
(USA) L.P. (formerly Pioneer LDCA, Inc.) ("Pioneer"), as well as a lender to LIVE and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under Section 20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing defendant Pioneer from this lawsuit.

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

     The plaintiffs have taken no actions in either of these cases for over one year, and the Company has asked the Court to dismiss both cases for non-prosecution. There is no assurance that the Company's motions will be granted.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1995.

                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Market Prices

     The Company's Common Stock is listed on the Nasdaq Stock Market's SmallCap Market (the "SmallCap Market") under the symbol "LIVE". As of February 29, 1996, there were 1,133 holders of record of the Company's Common Stock. As of the same date, 2,418,417 shares of the Company's Common Stock were outstanding out of 24,000,000 shares authorized.

     The following table sets forth for the periods indicated the high and low sales prices for the Company's Common Stock.

                       Year Ended December 31, 1994

Quarter Ended                              High       Low

March 31, 1994 . . . . . . . . . .       $15.625    $11.875
June 30, 1994. . . . . . . . . . .        10.000      8.125
September 30, 1994 . . . . . . . .         8.125      6.250
December 31, 1994. . . . . . . . .         7.500      2.750

                       Year Ended December 31, 1995

Quarter Ended                              High       Low

March 31, 1995 . . . . . . . . . .        $4.000     $3.000
June 30, 1995. . . . . . . . . . .         5.000      3.500
September 30, 1995 . . . . . . . .         4.375      3.500
December 31, 1995. . . . . . . . .         4.625      2.375

Cash Dividends

     The Company has never paid cash dividends on its Common Stock, which in part has been due to restrictions imposed by debt instruments. The Board of Directors expects that it will continue to retain all earnings for use in the Company's business except as required to be paid on the Series B Preferred Stock and the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock.") As of March 15, 1996, the Company will have accrued (but not paid) approximately $2,207,000 of dividends on its Series C Preferred Stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth the selected financial data and other operating information of LIVE and is derived from the audited consolidated financial statements of LIVE. The data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Certain re-classifications were made to the financial information from 1991 through 1994 to conform to the 1995 presentations.

                                                                      Year Ended December 31,

                                                   1991          1992          1993          1994(3)       1995(3)

                                                      (Amounts in Thousands, Except Per Share Data)
Summary of Operations
Net sales (1). . . . . . . . . . . . . . . . .  $237,705      $160,953      $143,735        $117,205      $140,112
Operating (loss) profit. . . . . . . . . . . .      (586)       (4,854)      (21,177)         (6,174)       10,826
Interest expense, net. . . . . . . . . . . . .   (15,834)      (14,424)       (6,264)         (3,300)          565
(Loss) income from continuing operations . . .   (17,737)      (17,460)      (28,209)         (9,674)       10,791
(Loss) income from discontinued operations . .   (89,315)        1,090       (22,083)           (100)           --
Extraordinary item . . . . . . . . . . . . . .        --         3,967            --              --            --
Net (loss) income  . . . . . . . . . . . . . .  (107,052)      (12,403)      (50,292)         (9,774)       10,791
Primary
 (Loss) income per common share:
  Continuing operations. . . . . . . . . . . .     (7.75)(2)     (8.20)(2)    (13.15)(2)       (8.05)(2)      1.34
  Discontinued operations. . . . . . . . . . .    (37.00)          .45         (9.15)          (0.04)           --
  Extraordinary item . . . . . . . . . . . . .        --          1.65            --              --            --
                                                $ (44.75)(2)  $  (6.10)(2)  $ (22.30)(2)    $  (8.09)(2)  $   1.34
Fully Diluted
  Continuing operations. . . . . . . . . . . .     (7.75)(2)     (8.20)(2)    (13.15)(2)       (8.05)(2)       .53
  Discontinued operations. . . . . . . . . . .    (37.00)          .45         (9.15)          (0.04)           --
  Extraordinary item . . . . . . . . . . . . .        --          1.65            --              --            --
                                                $ (44.75)(2)  $  (6.10)(2)  $ (22.30)(2)    $  (8.09)(2)  $    .53

                                                                          December 31,

                                                   1991          1992          1993           1994(3)      1995(3)
                                                                      (Amounts in Thousands)
Selected Financial Data
Cash and receivables . . . . . . . . . . . . .  $ 97,597      $ 33,183      $ 44,790        $ 26,214      $ 49,487
Inventories. . . . . . . . . . . . . . . . . .    49,205        48,961        10,124           7,842         4,813
Total assets . . . . . . . . . . . . . . . . .   413,977       297,048       253,549         156,794       149,445
Total obligations. . . . . . . . . . . . . . .   352,380       207,989       242,807         121,077       111,425
Total stockholders' equity . . . . . . . . . .    61,597        89,059        10,742          35,717        38,020

(1) Net sales do not include sales of VCL of $26,713,000, $31,560,000, $28,511,000, $22,712,000 and $32,527,000 for the
     years ended December 31, 1991, 1992, 1993, 1994 and 1995,
     respectively.
(2) Income (loss) per common share in 1991, 1992, 1993, 1994 and 1995 is net of preferred dividends of $966,000, $2,397,000, $3,589,000, $3,791,000 and $3,027,000, respectively, and, for
     1994 and 1995, is also net of accretion in the redemption value of the Series B Preferred Stock of $6,000,000 and $4,509,000, respectively.
(3) The table does not include financial data of the Company's Specialty Retail Division, which consisted of its formerly wholly owned subsidiary, Strawberries Inc. ("Strawberries") and Strawberries' wholly owned subsidiary, Waxie Maxie Quality Music Co. ("Waxie Maxie"), subsequent to their sale in August 1994.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Year Ended December 31, 1995 Compared to Year Ended
     December 31, 1994

Continuing Operations

     Net sales of LIVE increased to $140,112,000 during 1995 compared to $117,205,000 during 1994. The increase of $22,907,000, or 19.5%, is primarily attributable to a stronger video rental release schedule and increased sell-through sales in 1995. This included increased sales on such sell-through promotions as a Terminator package and the seasonal Christmas product, and also the successful rental and sell-through release of Stargate (which accounted for approximately 25% of the Company's net sales for the year), for which there was no comparable title released in 1994. The Company's home video division released 24 rental titles during 1995 compared to 23 rental titles in 1994. The increase in revenue is also attributable to increased theatrical, television and international revenues in 1995.

     Gross profits of LIVE increased $11,663,000, or 75.6%, to $27,087,000 during 1995 compared to $15,424,000 during 1994. The increase in gross profit dollars was primarily related to the increase in rental and sell-through sales noted above. As a percentage of sales, gross profit increased to 19.3% during 1995 from 13.2% during 1994, primarily due to higher sales and margins generated in 1995 primarily from the release of Stargate and certain sell-through promotions.

     Selling, general and administrative expenses of LIVE decreased $2,424,000, or 13.7%, to $15,249,000 during 1995 compared to
$17,673,000 during 1994. As a percentage of sales, the amount decreased to 10.9% during 1995 from 15.1% during 1994. The dollar and percentage decrease is primarily a result of LIVE recording a reserve in 1994 of approximately $1,560,000 against a receivable owed to LIVE by Carolco Pictures, Inc. ( Carolco ) and the recovery of a previously written off bad debt from a former distributor of approximately $1,000,000 in 1995.

     Interest and other income decreased $268,000 or 10.0% to $2,424,000 during 1995 compared to $2,692,000 during 1994, which was primarily the result of a decrease in interest earned on cash on hand and letters of credit issued to secure film acquisitions in 1994.

     Interest expense of LIVE decreased $4,133,000, or 69.0%, to $1,859,000 during 1995 compared to $5,992,000 during 1994.
Interest expense decreased as a result of the repayment of $37,000,000 of 12% Subordinated Secured Notes due 1994 (the "12%
Notes") during September and October of 1994 and a decrease in the amortization of loan costs in 1995.

     Preferred dividends of $3,027,000 in 1995 and $3,791,000 in 1994 represents the 5% cash dividend accrued on both the Series B Preferred Stock and the Series C Preferred Stock, as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

     The effective income tax rate for 1995 was 5.3% compared to an effective tax rate of 2.1% for 1994, primarily due to the Company having income from continuing operations of $11,391,000 (1995) as compared to a loss from continuing operations of $9,474,000 (1994).

Discontinued Operations

     As a result of the Board of Directors' decision to dispose of the Company's interests in VCL, the results of operations for VCL have been restated to account for the sale of VCL as a disposal of a portion of a line of business. Accordingly, a provision for losses during the phase-out period totaling $3,885,000 for VCL had been accrued and accounted for at December 31, 1993 and was not included in the results of operations for 1994 and 1995. In November 1995, the Company and certain of its affiliates, on the one hand, and Datty Ruth, the owner of 19% of VCL, and Apricot Computer GmbH (Apricot), on the other, consummated a transaction whereby the Company s 81% interest in VCL, as well as all receivables owed by VCL to the Company or its affiliates, was transferred to Ruth and Apricot. The total consideration received by the Company and its affiliates in connection with such transaction was approximately $7,444,000, of which approximately $3,100,000 was received in February 1995. The remaining $4,344,000 was received in November 1995. The Company reflected a gain of approximately $2,913,000 in the quarter ended September 30, 1995, resulting from the completion of this transaction.

     Net sales of VCL increased to $32,257,000 during 1995 compared to $22,712,000 during 1994. The increase of $9,545,000, or 42.0%, was due primarily to a stronger release schedule in 1995. For the year ended December 31, 1994, net revenues, operating profits and identifiable assets relating to foreign operations were $26,629,000, $2,945,000 and $33,262,000, respectively. At December
31, 1994 the assets of VCL have been included in "Assets Held For Sale." For the years ended December 31, 1995, net revenues and operating profits relating to foreign operations were $32,257,000 and $8,775,000 respectively.

     Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

Continuing Operations

     Net sales of LIVE decreased to $117,205,000 during 1994 compared to $143,735,000 during 1993. The decrease of $26,530,000, or 18.5%, is primarily attributable to a weaker release schedule in 1994 compared to 1993, as fewer titles were purchased for release in 1994 due to the Company's liquidity problems and the lack of commercially attractive titles. LIVE released twenty-three rental titles during 1994 compared to thirty-three rental titles during 1993. Results for 1994 included revenues from the initial rental release of the films Fortress, The Piano, Gunmen, The House of the Spirits, Beyond The Law and Wagons East. There was also a decrease in sell-through sales during 1994 compared to 1993, primarily due to the sell-through release of Tom & Jerry: The Movie in 1993. There was no comparable sell-through title released in 1994.

     Gross profits of LIVE decreased $3,975,000, or 20.5%, to $15,424,000 during 1994 compared to $19,399,000 during 1993. The decrease in gross profit dollars was primarily related to the decrease in sales and an increase in amortization of film rights costs related to adjustments in projected values of certain film properties. As a percentage of sales, gross profit decreased from 13.5% during 1993 to 13.2% during 1994. The decrease in gross profit as a percentage of sales is primarily due to the decrease in rental sales, which usually generate higher gross profits as a percentage of sales.

     Selling, general and administrative expenses of LIVE increased $425,000, or 2.5%, to $17,673,000 during 1994 compared to
$17,248,000 during 1993. As a percentage of sales, the amount increased from 12.0% during 1993 to 15.1% during 1994. The dollar increase is primarily a result of the write-off of the entire $6,211,000 receivable owed to LIVE by Carolco (of which all but $2,177,000 was reserved for in prior years) and approximately $1,000,000 in expenses related to a proposed merger between Carolco and LIVE, offset by reduced overhead expenses. The percentage increase is primarily due to the decrease in sales.

     Interest income of LIVE increased $1,258,000, or 87.7%, to $2,692,000 during 1994 compared to $1,434,000 during 1993. The increase is primarily due to increased cash on hand throughout
1994.

     Interest expense of LIVE decreased $1,706,000, or 22.2%, to $5,992,000 during 1994 compared to $7,698,000 during 1993.
Interest to maturity on $36,872,000 of the Company's $40,000,000 of Increasing Rate Senior Subordinated Notes due 1999 (the "LIVE Increasing Rate Notes") has been included in the carrying value of the LIVE Increasing Rate Notes and will not be recognized as interest expense in 1994 and future years. Interest expense recognized in 1993 and 1994 on the remaining $3,128,000 of LIVE Increasing Rate Notes was $312,000 and $476,000, respectively. The decrease in interest expense in 1994 was primarily due to reduced bank borrowings in 1994.

     Preferred dividends of $3,589,000 and $3,791,000 in 1993 and 1994 represents the 5% cash dividend accrued on both the Series B Preferred Stock and the Series C Preferred Stock as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

     The effective income tax rate from continuing operations for 1994 was 2.1%. The effective tax rate from continuing operations for 1993 was 2.8%.

     Revenues, operating profits/(losses) and identifiable assets of the Company's foreign operations were $26,629,000, $2,945,000 and $33,262,000, respectively, in 1994 compared to $34,009,000,
($3,289,000) and $28,871,000, respectively, in 1993.

Discontinued Operations

     As a result of the Board of Directors' decision in early 1994 to dispose of LIVE's interests in the Specialty Retail Division and VCL, the Specialty Retail Division's results of operations for 1993 had been restated and accounted for as a discontinued operation. VCL's operating results for 1993 and 1994 had been restated and accounted for as a disposal of a portion of a line of business. Accordingly, the provision for losses during the phase-out period totaling $2,024,000 for the Specialty Retail Division and $3,885,000 for VCL had been accrued and accounted for at December 31, 1993 and are not included in the results of operations for 1994. Losses of $1,858,000 and $2,994,000 have been charged against the respective provisions during 1994.

Liquidity and Capital Resources

     Historically, the Company has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of debt instruments. For the year ended December 31, 1995, the Company generated positive cash flow from continuing operations of $32,682,000.

     On May 27, 1995, LIVE entered into a three year extension of its distribution agreement with Warner-Elektra-Atlantic Corporation ("WEA"). Under the terms of the agreement, WEA advanced $10,000,000 to LIVE, recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, plus interest at LIBOR, plus 0.2%. In order to obtain the advance, LIVE granted WEA a second priority security interest in substantially all of LIVE's assets. As of December 31, 1995, there was $8,333,000 outstanding under the advance, and the interest rate on the advance at December 31, 1995 was 6.075%.

     Investing activities generated a negative cash flow of $460,000, primarily as a result of the acquisition of property and equipment at LIVE.

     LIVE and its affiliates are a party to a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). Borrowings available under the Foothill Credit Facility are limited to $27,500,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LIVE and its affiliates. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of December 31, 1995 the Company was in compliance with all such financial ratios. There were no amounts outstanding under the Foothill Credit Facility as of December 31, 1995.

     The Company has not borrowed any funds under the Foothill Credit Facility since it was obtained in November 1994, and, as noted above, the Company has had substantial cash balances throughout the 1995 fiscal year. As a result of the Company's upcoming cash expenditures relating to planned theatrical release and production/acquisition schedules for 1996, it is anticipated that the cash balances on hand will be utilized and the Company will have to draw funds against its credit facility to meet its anticipated 1996 cash expenditures. This will reduce the liquidity of the Company in 1996 when compared to the 1995 cash and borrowing positions.

     Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31 of 1993, 1994 and 1995 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, 1994 and 1995 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled $2,207,000 as of December 31, 1995.

     The unpaid Series C Preferred Stock dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. LIVE intends to pay the June 30 and December 31, 1993, 1994 and 1995 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the Series B Preferred Stock has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the Delaware General Corporation Law ("DGCL").

     LIVE experienced negative cash flows from financing activities of $6,999,000 during the year ended December 31, 1995 primarily due to the repurchase of 1,400,000 shares of the Company's Series B Cumulative Preferred Stock, interest and principal payments on long term obligations and payment of dividends on the Series B Cumulative Preferred Stock.

     As of December 31, 1995, the aggregate redemption price for the Series B Preferred Stock was $41,970,000 ($10.00 per share).

     Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred from time to time, either through private purchases or through open market purchases.
Through March 15, 1996, LIVE acquired, and subsequently retired, a total of 2,177,500 shares of the Series B Preferred Stock at an average price of $4.27 per share.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Company appearing under the caption "Information Concerning Current Directors, Nominees for Directors and Executive Officers" in the Company's proxy statement for the 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") is hereby incorporated by reference.

     Information regarding the Company's directors' and executive officers' compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the 1996 Proxy Statement is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information appearing under the captions "Executive
Compensation and Other Remuneration," "Board Fees," "Compensation
Committee Interlocks and Insider Participation" and "Employment and Committee Agreements" in the 1996 Proxy Statement is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information setting forth the security ownership of certain beneficial owners and management appearing under the caption
"Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain related transaction appearing under the caption "Certain Relationships and Related Transactions" in the 1996 Proxy Statement is hereby incorporated by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of LIVE and its subsidiaries are included in Item 8 and filed herewith:

          Consolidated Balance Sheets as of December 31, 1994 and
          1995

          Consolidated Statements of Operations for the Years Ended December 31, 1993, 1994 and 1995

          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1993, 1994 and 1995

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1994 and 1995

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

     (b) No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1995.

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

Dated: March 18, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature              Title                           Date


     ANTHONY J. SCOTTI*        Chairman of the Board           March 18, 1996
   Anthony J. Scotti


/s/  ROGER A. BURLAGE          Chief Executive Officer         March 18, 1996
   Roger A. Burlage            (principal executive officer);
                               Director


/s/  RONALD B. CUSHEY          Chief Financial Officer         March 18, 1996
   Ronald B. Cushey            (principal financial officer);
                               Director


/s/  ROBERT L. DENTON          Vice President and              March 18, 1996
   Robert L. Denton            Chief Accounting Officer
                               (principal accounting officer)


     FRANS J. AFMAN*           Director                        March 18, 1996
   Frans J. Afman


     JAY BURNHAM*              Director                        March 18, 1996
   Jay Burnham


     MAKOTO KOSHIBA*           Director                        March 18, 1996
   Makoto Koshiba

       Signature              Title                           Date


     JONATHAN D. LLOYD*        Director                        March 18, 1996
   Jonathan D. Lloyd


     RYUICHI NODA*             Director                        March 18, 1996
   Ryuichi Noda


     MASAO NOMURA*             Director                        March 18, 1996
   Masao Nomura


     ROGER R. SMITH*           Director                        March 18, 1996
   Roger R. Smith


     GREGORY R. PIERSON*       Director                        March 18, 1996
   Gregory R. Pierson

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

Dated: March 18, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature              Title                           Date


     ANTHONY J. SCOTTI*        Chairman of the Board           March 18, 1996
   Anthony J. Scotti


                               Chief Executive Officer         March 18, 1996
   Roger A. Burlage            (principal executive officer);
                               Director


                               Chief Financial Officer         March 18, 1996
   Ronald B. Cushey            (principal financial officer);
                               Director


                               Vice President and              March 18, 1996
   Robert L. Denton            Chief Accounting Officer
                               (principal accounting officer)


     FRANS J. AFMAN*           Director                        March 18, 1996
   Frans J. Afman


     JAY BURNHAM*              Director                        March 18, 1996
   Jay Burnham


     MAKOTO KOSHIBA*           Director                        March 18, 1996
   Makoto Koshiba

       Signature              Title                           Date


     JONATHAN D. LLOYD*        Director                        March 18, 1996
   Jonathan D. Lloyd


     RYUICHI NODA*             Director                        March 18, 1996
   Ryuichi Noda


     MASAO NOMURA*             Director                        March 18, 1996
   Masao Nomura


     ROGER R. SMITH*           Director                        March 18, 1996
   Roger R. Smith


     GREGORY R. PIERSON*       Director                        March 18, 1996
   Gregory R. Pierson

* By signing his name hereto, Roger A. Burlage signs this document as Chief Executive Officer of the Registrant and on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed herewith.


By:
     Roger A. Burlage, Attorney-In-Fact







                  REPORT OF INDEPENDENT AUDITORS


Board of Directors
LIVE Entertainment Inc.


    We have audited the accompanying consolidated balance sheets of LIVE Entertainment Inc. and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of LIVE Entertainment Inc. and subsidiaries at December 31, 1994 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                        ERNST & YOUNG LLP

Century City
Los Angeles, California
March 11, 1996

               LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                        (Amounts in Thousands)
                                                                 December 31,
                                                               1994      1995

                         ASSETS
ASSETS:
   Cash and cash equivalents, including restricted cash
    of $4,663 and $1,352 . . . . . . . . . . . . . . . . .   $ 24,264  $ 49,487
   Accounts receivable, less allowances of $19,469
    in 1994. . . . . . . . . . . . . . . . . . . . . . . .      1,950        --
   Inventories . . . . . . . . . . . . . . . . . . . . . .      7,842     4,813
   Receivable related to assets held for sale. . . . . . .     17,916        --
Property and equipment, net. . . . . . . . . . . . . . . .      1,400     1,145
Film rights, net of accumulated amortization of $466,260
 and $519,604 . . . . . . . . . . . . . . . . . . . . .  .     71,108    66,700
Other assets . . . . . . . . . . . . . . . . . . . . . . .      2,443     1,353
Goodwill, net of accumulated amortization of $36,118
 and $40,042 . . . . . . . . . . . . . . . . . . . . . . .     29,871    25,947
                                                             $156,794  $149,445

               LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . . . .      7,305     6,675
   Accrual for returns and advertising net of accounts
   receivable of $15,447 in 1995 . . . . . . . . . . . . .         --     3,430
   Accrued expenses. . . . . . . . . . . . . . . . . . . .     11,483    12,451
   Notes payable . . . . . . . . . . . . . . . . . . . . .      3,333     8,333
   Increasing Rate Senior Subordinated Notes due 1999,
    including capitalized interest of $16,871 and $13,184.     56,871    53,184
   Film rights obligations . . . . . . . . . . . . . . . .     19,776    18,559
   Liabilities related to assets held for sale . . . . . .     13,542        --
   Dividends payable . . . . . . . . . . . . . . . . . . .      2,131     2,309
   Income taxes payable and deferred income taxes. . . . .      6,636     6,484
     Total liabilities . . . . . . . . . . . . . . . . . .    121,077   111,425

STOCKHOLDERS' EQUITY:
   Series B Cumulative Convertible Preferred Stock--
    authorized 9,000,000 shares; $1.00 par value;
    $56,000,000 liquidation preference (1994); $41,970,000
    liquidation preference (1995); 5,600,000 (1994)
    and 4,197,000 (1995) shares outstanding. . . . . . . .     5,600     4,197
   Series C Convertible Preferred Stock--15,000 shares
    authorized and outstanding; $1.00 par value;
    $15,000,000 liquidation preference . . . . . . . . . .        15        15
   Common Stock -- authorized 24,000,000 shares (1994 and
    1995); $0.01 par value; 2,418,720 (1994) and
    2,418,424 (1995) shares outstanding  . . . . . . . . .        24        24
   Additional paid-in capital. . . . . . . . . . . . . . .   136,753   129,668
   Retained deficit. . . . . . . . . . . . . . . . . . . .  (106,675)  (95,884)
                                                              35,717    38,020
                                                            $156,794  $149,445

              See notes to consolidated financial statements.

                         LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Amounts in Thousands, Except Per Share Data)
                                                                   Year Ended
                                                                   December 31,
                                                        1993         1994           1995
Net sales. . . . . . . . . . . . . . . . . . . .    $ 143,735     $ 117,205     $  140,112
Cost of goods sold . . . . . . . . . . . . . . .      124,336       101,781        113,025
     GROSS PROFIT. . . . . . . . . . . . . . . .       19,399        15,424         27,087
Operating expenses:
   Selling, general and administrative expenses.       17,248        17,673         15,249
   Amortization of goodwill. . . . . . . . . . .        3,924         3,925          3,925
                                                       21,172        21,598         19,174
                                                       (1,773)       (6,174)         7,913
Disposal of VCL/Carolco Communications GmbH (VCL):
   Net Sales . . . . . . . . . . . . . . . . . .       28,511        22,712         32,257
   Costs and Expenses. . . . . . . . . . . . . .       32,174        22,712         32,257
                                                       (3,663)           --             --
   (Loss) Gain on disposal of VCL. . . . . . . .      (15,741)           --          2,913
                                                      (19,404)           --          2,913
     OPERATING (LOSS) PROFIT . . . . . . . . . .      (21,177)       (6,174)        10,826
   Interest and other income . . . . . . . . . .        1,434         2,692          2,424
   Interest expense. . . . . . . . . . . . . . .       (7,698)       (5,992)        (1,859)
     (LOSS) INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES. . . . . . . . . . . .      (27,441)       (9,474)        11,391
   Income tax expense. . . . . . . . . . . . . .          768           200            600
     (LOSS) INCOME FROM CONTINUING OPERATIONS. .      (28,209)       (9,674)        10,791
Discontinued Operations:
   Income (loss) from discontinued operations
    net of income taxes. . . . . . . . . . . . .        1,690          (100)            --
   Loss on disposal and operating losses during
    phase-out period, net of income tax benefit.      (23,773)           --             --
     (LOSS) FROM DISCONTINUED OPERATIONS . . . .      (22,083)         (100)            --
     NET (LOSS) INCOME . . . . . . . . . . . . .    $ (50,292)    $  (9,774)    $   10,791

Net (loss) income per common share:
Primary:
   Continuing operations . . . . . . . . . . . .    $  (13.15)    $   (8.05)    $     1.34
   Discontinued operations . . . . . . . . . . .        (9.15)        (0.04)            --
   Net (loss) income . . . . . . . . . . . . . .       (22.30)        (8.09)          1.34

Weighted average number of shares outstanding. .    2,417,801     2,418,003      2,436,309
Net (loss) income attributable to common stock .    $ (53,881)    $ (19,565)    $    3,255

Fully Diluted:
   Continuing operations . . . . . . . . . . . .    $  (13.15)    $   (8.05)    $      .53
   Discontinued operations . . . . . . . . . . .        (9.15)        (0.04)            --
   Net (loss) income . . . . . . . . . . . . . .       (22.30)        (8.09)           .53

Weighted average number of shares outstanding. .    2,417,801     2,418,003     20,541,896
Net (loss) income attributable to common stock .    $ (53,881)    $ (19,565)    $   10,791

                 See notes to consolidated financial statements.

                               LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (Dollar Amounts in Thousands)
                                                                     Year Ended December 31,
                                                   1993                      1994                      1995
                                             Shares     Amounts        Shares     Amounts       Shares       Amounts

Series B Cumulative Convertible
Preferred Stock
 Beginning balance . . . . . . . .          6,000,000   $ 6,000      1,000,000     $ 1,000     5,600,000       $ 5,600
 Series B Cumulative Convertible
   Preferred Stock issued
 Repurchase of Series B Cumulative
   Convertible Preferred Stock . .                                    (400,000)       (400)   (1,400,000)       (1,403)
 Other . . . . . . . . . . . . . .                                                               (3,000)
 Transferred (to) from current
   liabilities . . . . . . . . . .         (5,000,000)   (5,000)     5,000,000       5,000
 Ending balance. . . . . . . . . .          1,000,000     1,000      5,600,000       5,600     4,197,000         4,197

Series C Convertible Preferred
Stock
 Beginning balance . . . . . . . .                                      15,000          15        15,000            15
 Series C Convertible Preferred
   Stock issued. . . . . . . . . .             15,000         15
 Ending balance. . . . . . . . . .             15,000         15        15,000          15        15,000            15

Common Stock
 Beginning balance . . . . . . . .          2,417,306         24     2,418,003          24     2,418,720            24
 Common Stock issued (repurchased)                697                      717                     (296)
 Ending balance. . . . . . . . . .          2,418,003         24     2,418,720          24     2,418,424            24


                                                      (Continued)

                                LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (Continued)
                                     (Dollar Amounts in Thousands)
                                                                                     Year Ended December 31,
                                                                                  1993          1994          1995
Additional Paid-in Capital
   Beginning balance . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 126,405    $ 106,604      $ 136,753
   Series B Cumulative Convertible Preferred Stock dividend accrual. . .                      (3,000)        (2,198)
   Series C Convertible Preferred Stock dividend accrual . . . . . . . .                        (791)          (829)
   Adjustment related to five for one reverse stock split. . . . . . . .             97
   Common Stock issued (Repurchased) . . . . . . . . . . . . . . . . . .              7                          (1)
   Series B Cumulative Convertible Preferred Stock repurchase. . . . . .                      (1,060)        (4,057)
   Issuance of Warrants. . . . . . . . . . . . . . . . . . . . . . . . .            600
   Series C Convertible Preferred
     Stock issued. . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,495
   Series B Cumulative Convertible
     Preferred Stock transferred (to) from
     current liabilities . . . . . . . . . . . . . . . . . . . . . . . .        (35,000)      35,000             --
   Ending balance. . . . . . . . . . . . . . . . . . . . . . . . . . . .        106,604      136,753        129,668

Retained Earnings (Deficit)
   Beginning balance . . . . . . . . . . . . . . . . . . . . . . . . . .        (46,609)     (96,901)      (106,675)
   Net (loss) income . . . . . . . . . . . . . . . . . . . . . . . . . .        (50,292)      (9,774)        10,791
   Ending balance. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (96,901)    (106,675)       (95,884)

Other
   Beginning balance . . . . . . . . . . . . . . . . . . . . . . . . . .           (447)          --             --
   Translation adjustment. . . . . . . . . . . . . . . . . . . . . . . .            447           --             --
   Ending balance. . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           --             --

Total Stockholders' Equity . . . . . . . . . . . . . . . . . . . . . . .      $  10,742    $  35,717      $  38,020



                               See notes to consolidated financial statements.

                                  LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in Thousands)
                                                                                         Year Ended
                                                                                         December 31,
                                                                                 1993          1994         1995
OPERATING ACTIVITIES:
   (Loss) income from continuing operations. . . . . . . . . . . . . . . .    $ (28,209)    $ (9,674)    $ 10,791
   Adjustments to reconcile net (loss) income to net cash provided by
    (used for) continuing operating activities:
    Depreciation and amortization of property and equipment. . . . . . . .          880          745          715
    Amortization of goodwill . . . . . . . . . . . . . . . . . . . . . . .        3,924        3,925        3,925
    Loss on disposal of VCL. . . . . . . . . . . . . . . . . . . . . . . .       15,741           --           --
    Amortization of and adjustments to film rights . . . . . . . . . . . .       53,091       49,056       60,330
    Income taxes payable and deferred income taxes . . . . . . . . . . . .         (478)         624         (152)
   (Increase) decrease in operating assets, net of acquisitions:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . .        6,515          482        1,950
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,802        2,282        3,029
    Receivable related to assets held for sale . . . . . . . . . . . . . .      (12,637)      68,084       17,916
    Receivable from stockholder. . . . . . . . . . . . . . . . . . . . . .       (2,683)       8,047           --
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          427          420        1,090
   Increase (decrease) in operating liabilities, net of acquisitions:
    Accounts payable and accrued expenses. . . . . . . . . . . . . . . . .      (13,888)      (1,707)       4,338
    Accrual for returns and advertising. . . . . . . . . . . . . . . . . .           --           --        3,430
    Liabilities related to assets held for sale. . . . . . . . . . . . . .        6,436      (33,059)     (13,542)
    Acquisition of film rights . . . . . . . . . . . . . . . . . . . . . .      (31,907)     (58,096)     (59,921)
    Film rights obligations incurred . . . . . . . . . . . . . . . . . . .       31,907       58,096       59,921
    Payments on film rights obligations. . . . . . . . . . . . . . . . . .      (43,631)     (54,170)     (61,138)
      Cash provided by (used for) continuing operating activities. . . . .       (8,710)      35,055       32,682
      Cash (used for) provided by discontinued operations. . . . . . . . .        1,150         (100)          --
      Cash provided by (used for) operating activities . . . . . . . . . .       (7,560)      34,955       32,682
INVESTING ACTIVITIES:
   Acquisition of property and equipment . . . . . . . . . . . . . . . . .       (3,676)        (459)        (460)
      Cash used for investing activities . . . . . . . . . . . . . . . . .       (3,676)        (459)        (460)
FINANCING ACTIVITIES:
   Issuance of long-term obligations . . . . . . . . . . . . . . . . . . .      211,260        2,500       10,000
   Payments on long-term obligations . . . . . . . . . . . . . . . . . . .     (189,381)     (50,631)      (8,689)
   Repurchase of Series B Cumulative Preferred Stock . . . . . . . . . . .           --       (1,460)      (5,460)
   Dividends paid on Preferred Stock (Series B and Series C) . . . . . . .       (2,249)      (2,999)      (2,850)
   Issuance of Series C Preferred Stock. . . . . . . . . . . . . . . . . .       15,117           --           --
      Cash provided by (used for) financing activities . . . . . . . . . .       34,747      (52,590)      (6,999)
      Increase (decrease) in cash and cash equivalents . . . . . . . . . .       23,511      (18,094)      25,223
      Cash and cash equivalents at beginning of period . . . . . . . . . .       18,847       42,358       24,264
      Cash and cash equivalents at end of period . . . . . . . . . . . . .    $  42,358     $ 24,264     $ 49,487


                               See notes to consolidated financial statements.

         LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1995

Note 1 - Summary of Significant Accounting Policies

     Background and Operations: LIVE Entertainment Inc. ("LIVE" or the "Company") was formed in 1988 and its largest ongoing businesses are LIVE Film & Mediaworks ("LFM") (formerly LIVE Home Video Inc.) and LIVE International ("LI"), which primarily acquires rights to produce and distribute theatrical motion pictures, children's films and special interest programs (including CD-ROM) which they market and distribute in all media to wholesalers, retailers and consumers in the United States and Canada (LFM) and internationally (LI). As part of its international activities, the Company also owned an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany. VCL's year-end is November 30. In February 1995, LIVE executed a preliminary agreement providing for the disposal of its interest in VCL. In November 1995, LIVE completed this sales transaction. The Company's continuing operations are principally in a single business segment, the production, distribution and retail sale of a broad variety of film related entertainment software products.

     Principles of Consolidation: The financial statements include the accounts of the Company and its subsidiaries LFM, LI and VCL. The financial statements reflect the Company's interests in VCL as "Assets Held For Sale" and "Liabilities Related To Assets Held For Sale" (1994) and account for VCL as a disposal of a portion of a line of business. All significant intercompany balances and transactions have been eliminated.

     Cash Equivalents: Cash equivalents are all highly liquid investments maturing in three months or less when purchased.

     Restricted Cash: Restricted cash is cash on deposit with foreign banks, subject to certain foreign restrictions, and collateral for domestic letters of credit relating to film rights obligations (1994) and reserves for film production contingencies
(1995). Such restricted cash is expected to be available to the Company within 12 months of the balance sheet date.

     Accounts Receivable Allowances: Accounts receivable are net of allowances for doubtful accounts, sales returns and advertising credits (1994). The accrual for returns and advertising costs are net of accounts receivable (1995).

     Inventory Valuation: LFM's inventory of duplicated videocassettes and boxes is stated at the lower of actual cost or market. All other inventories, which consist of videocassettes and accessories, are stated at the lower of cost or market determined by using an average cost which approximates the first-in, first-out
(FIFO) method.

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

     Revenue estimates on a film by film basis are reviewed periodically by management and are revised, if warranted, based upon management's appraisal of current market conditions. Based on this review, if estimated future gross revenues from a film are not sufficient to recover the unamortized film costs, other direct distribution expenses, and participations, the unamortized film cost shall be written down to net realizable value. In unusual cases, such as a change in public acceptance of certain types of films or actual costs substantially in excess of budgeted costs, a write-down to net realizable value may be required before the film is released.

     Goodwill: Goodwill represents both the excess of consideration paid for companies acquired in purchase transactions over the estimated fair value of the net assets of such companies and the application of pushdown accounting associated with the purchase of LFM by Carolco Pictures Inc. ("Carolco") in 1986.
Goodwill is being amortized principally on a straight-line basis over periods ranging from 7 to 30 years. The recoverable goodwill balance relating from the acquisition of VCL (1994) has been re-classified and included in "Assets Held For Sale." It is the Company's policy to evaluate goodwill and recognize impairment if it is probable that the recorded amounts are not recoverable from future cash flows.

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

     Revenue Recognition: Minimum guaranteed amounts from theatrical exhibition and revenues from home video, free television and pay television license agreements are recognized in accordance with Financial Accounting Standards Board No. 53, when the license period begins for each motion picture, the license fee and cost of each picture are known, such motion pictures have been accepted and are available pursuant to the terms of the noncancelable license agreements and the collectability of the full license fee is reasonably assured. Revenues from theatrical exhibition in excess of minimum guaranteed amounts are recognized during the period of exhibition. Cash collected in advance of the time of availability is recorded as advance collections on contracts.

     Once completed, a typical theatrical film will generally be made available for license as follows:

                                    Months After        Approximate
          Marketplace               Initial Release     Release Period

     Domestic theatrical            ----                1-6 months
     Domestic home video            4-6  months         ----
     Domestic pay-per-view          6-9  months         3 months
     Domestic pay television        10-18 months        12-21 months
     Domestic network/basic cable   30-36 months        18-36 months
     Domestic syndication           30-36 months        3-15 years
     Foreign home video             6-12 months         ----
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

     Net (Loss) Income Per Common Share: (Loss) income per common share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares, consisting of outstanding stock options and warrants, and convertible preferred stock are not included in 1993 and 1994 calculations as they are antidilutive. Primary per share information has been determined on the basis of 2,417,801, 2,418,003 and 2,436,309 weighted average shares outstanding for the years ended December 31, 1993, 1994 and 1995, respectively. The net (loss) income per common share for the year ended December 31, 1994 and 1995 gives effect to the accretion of the redemption value of the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") of $6,000,000 and $4,509,000 respectively. The net (loss) income per common share for the years ended December 31, 1993, 1994 and 1995 gives effect to total dividends on both the Series B Preferred Stock and the Series C Convertible Preferred Stock (the "Series C Preferred Stock") of $3,589,000, $3,791,000 and $3,027,000, respectively. Fully diluted per share information for the year ended December 31, 1995 has been determined on the basis of 20,541,896 weighted average number of shares outstanding, assuming conversion of the Series B Preferred Stock and the Series C Preferred Stock.

     Foreign Currency Translation: The Company's foreign subsidiaries use the local currency as the functional currency. The assets and liabilities are translated into U.S. dollars at year-end exchange rates. Revenues and expenses have been translated into U.S. dollars based generally on the average rates prevailing during the period. Gains and losses resulting from foreign currency transactions were not significant during 1993, 1994 and 1995.

     Concentration of Credit Risk: The Company sells film properties and videocassettes to wholesalers, retailers and consumers worldwide. Sales by LFM are made to customers nationwide. Sales by LI are made to customers in various territories worldwide. Credit is extended to wholesalers and retailers based on an evaluation of the customer's financial condition, and generally collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Credit risk relating to the sale and distribution of videocassettes by Warner-Elektra-Atlantic Corporation ("WEA") to LFM's customers has been assumed by WEA under the terms of a three-year distribution agreement (see Note
7).

     The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Generally, the investments made mature within 30 to 90 days and therefore are subject to little risk. The Company has not incurred any losses related to these investments.

     Fair Values of Financial Instruments: At December 31, 1995, the carrying value of the Company's financial instruments, which consist primarily of debt, approximates the fair value thereof. Fair value of publicly held debt has been determined based on quoted market prices.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Stock Based Compensation: The Company accounts for its stock compensation arrangements under the provision of APB 25, "Accounting for Stock Issued to Employees," and intends to continue this method of accounting.

     Re-classification: Certain re-classifications were made to the 1993 and 1994 financial statements to conform to the 1995 presentation.

Note 2 - Series C Preferred Stock

     On March 23, 1993, Pioneer Entertainment (USA) L.P., formerly Pioneer LDCA, Inc., ("Pioneer") received 15,000 shares of the Company's Series C Preferred Stock, par value $1.00 per share and in 1995 transferred these shares to its parent company, Pioneer Electronic Corporation ("PEC").

     The Series C Preferred Stock bears a cash dividend rate of 5% ($50 per share) per annum, payable semi-annually on June 30 and December 31 of each year. Although dividends were accrued by the Company during 1993, 1994, and 1995, the June 30 and December 31, 1993, 1994, and 1995 dividends totaling approximately $2,207,000 ($147.13 per share) (including dividends on the unpaid dividends) were not paid due to restrictions imposed on the Company by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of the Company (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series C Preferred Stock and the Series B Preferred Stock. The Company has realized cumulative consolidated net losses since the Series C Preferred Stock and the Series B Preferred Stock were issued. Thus, pursuant to the terms of the Series B Preferred Stock, the Company is prohibited from paying the June 30 and December 31, 1993, 1994, and 1995 cash dividends on the Series C Preferred Stock.

     The Series C Preferred Stock ranks junior to the Series B
Preferred Stock and senior to all other classes of stock of the Company. The Series C Preferred Stock is convertible into
1,130,170 shares of common equity of the Company (either Common
Stock or Series A Common Stock). The number of shares into which the Series C Preferred Stock is convertible was determined by dividing the $15,000,000 liquidation preference plus accrued dividends of approximately 2,207,000 of the Series C Preferred
Stock by $15.225, which was 140% of the average closing price of the Company's Common Stock for the ten trading days ending March
18, 1993, the date that was three business days prior to the completion of the Company's financial restructuring on March 23, 1993 ("Restructuring"). Holders of the Series C Preferred Stock are entitled to vote with the holders of Common Stock generally with each share entitled to as many votes as the number of shares of Common Stock into which it may be converted. The Series C
Preferred Stock, in combination with the Company's Common Stock owned by PEC, represents approximately 49.8% of the voting equity of the Company (see Note 12). The Series C Preferred Stock may only be redeemed in certain limited circumstances in the event of increases in the trading price of the Company's Common Stock or in the event of a merger of the Company with another entity.

Note 3 - Discontinued Operations

     On August 31, 1994, LIVE sold its entire interest in its Specialty Retail Division, which consisted of its formerly wholly owned subsidiary, Strawberries Inc. ("Strawberries") and Strawberries' wholly owned subsidiary, Waxie Maxie Music Co. ("Waxie Maxie") to a group including Castle Harlan, Inc., the President of the Specialty Retail Division, and other senior managers of the Specialty Retail Division. The purchaser group also included Jefferson Capital Group, Ltd. ("Jefferson Capital"). The total purchase price paid to LIVE for the Specialty Retail Division was $35,000,000 in cash, resulting in a loss on disposal of $23,773,000, which was accrued in 1993.

     In March 1994, primarily as a result of the Company's desire to focus its efforts on its core entertainment business, the Board of Directors of the Company decided to dispose of the Company's interest in VCL. In February 1995, the Company and certain of its affiliates, on the one hand, and Datty Ruth, the owner of 19% of VCL, and Apricot Computer GmbH ("Apricot"), on the other, entered into a preliminary agreement whereby the Company's 81% interest in VCL, as well as all receivables owed by VCL to the Company or its affiliates, would be transferred to Ruth and Apricot. The total consideration to be received by the Company and its affiliates in connection with such transactions was approximately $7,444,000, of which approximately $3,100,000 was received in February 1995. The remaining $4,344,000 was received in November 1995, and a gain of approximately $2,913,000 was reflected in the quarter ended September 30, 1995, resulting from the completion of this transaction.

     Accordingly, the Company's interest in the Specialty Retail Division as of December 31, 1993 and VCL as of December 31, 1993 and 1994, have been recorded as "Assets Held For Sale," and "Liabilities Related To Assets Held For Sale" and have been written down to their estimated net realizable values. The operating statements presented, separately disclose the results of operations of VCL and account for the Specialty Retail Division as a discontinued operation in 1993. The losses on disposal of the Specialty Retail Division and VCL include provisions for operating losses during the phase out period of $2,024,000 and $3,885,000, respectively as of December 31, 1993. "Assets Held For Sale" consist primarily of accounts receivable, inventories, properties, equipment and video rights. "Liabilities Related To Assets Held
For Sale" consist primarily of accounts payable, accrued expenses, debts and video obligations. Corporate general and administrative expenses have not been allocated to either entity.

     The Specialty Retail Division's revenues for the year ending December 31, 1993 and the seven months ended August 31, 1994 were, $106,124,000 and $57,846,000, respectively. Income/(losses) from operations for the same periods were, $1,690,000 and ($3,339,000) which was accrued in 1993, respectively, net of provision for income taxes of $632,000 and $100,000, respectively.

Note 4 - Foreign Operations

     For the year ended December 31, 1993, net revenues, operating losses and identifiable assets relating to foreign operations were $34,009,000, ($3,289,000) and $28,871,000, respectively. For the year ended December 31, 1994, net revenues, operating profits and identifiable assets relating to foreign operations were $26,629,000, $2,945,000 and $33,262,000, respectively. At December
31, 1993 and 1994 the assets of VCL have been included in "Assets Held For Sale." For the year ended December 31, 1995, net revenues and operating profits relating to foreign operations were $32,257,000 and $8,775,000.

Note 5 - Film Rights

     The components of film rights are as follows:

                                                  December 31,
                                               1994           1995
                                                 (In Thousands)

Titles released. . . . . . . . . . . . . .   $491,576        $535,145
Less amortization. . . . . . . . . . . . .   (466,260)       (514,669)
                                               25,316          20,476
Titles not released, masters received. . .     36,960          19,819
Advances paid, masters not received. . . .      8,832          26,405
   TOTAL FILM RIGHTS . . . . . . . . . . .   $ 71,108        $ 66,700

 The Company estimates that 79% of its film rights will be amortized during the three years ending December 31, 1998.

Note 6 - Property and Equipment

 The components of property and equipment are as follows:

                                                  December 31,
                                               1994           1995
                                                 (In Thousands)

Building and improvements. . . . . . . . .   $    447        $    456
Equipment and furniture. . . . . . . . . .      6,128           6,578
                                                6,575           7,034
Less accumulated depreciation and amortization (5,175)         (5,889)
                                             $  1,400         $ 1,145

Note 7 - Debt and Other Financing

     Debt and other financing consist of the following:

                                                  December 31,
                                               1994           1995
                                                 (In Thousands)

Distribution agreements. . . . . . . . . .   $  3,333        $  8,333
Increasing Rate Senior Subordinated Notes
 due 1999 (see Note 10), including
 capitalized interest of $16,871 (1994)
 and $13,184 (1995). . . . . . . . . . . .     56,871          53,184
                                              $60,204         $61,517

 LIVE and its affiliates are a party to a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") expiring November 16, 1997. Borrowings available under the Foothill Credit Facility are limited to $27,500,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are determined under a borrowing base calculation, which includes certain allowable accounts receivable, film rights and inventory balances, and are secured by substantially all of the
assets of LIVE and its subsidiaries.   Outstanding borrowings under
the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of December 31, 1995, the Company was in compliance with all such financial ratios.
There were no amounts outstanding under the Foothill Credit Facility as of December 31, 1995.

 On May 27, 1995, LFM entered into a three year extension of its distribution agreement originally signed in May 1992 with WEA.
Under the terms of the extension, WEA advanced $10,000,000 to LFM
($20,000,000 had been advanced under the original agreement and repaid entirely prior to the 1995 extension), recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, including interest at LIBOR, plus 0.2%. In order to obtain the advance, LFM granted WEA a second priority security interest in substantially all the LFM's assets. At
December 31, 1994 and 1995 there was $3,333,000 and $8,333,000, respectively, outstanding related to the WEA advances. The interest rate on the advance at December 31, 1995 was 6.075%.

 The future maturities of long-term obligations are as follows:

Year Ending December 31,                                  (In Thousands)

1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 12,341
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,425
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,503
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,247
                                                               $ 61,516

     Interest paid for the years ended December 31 1993, 1994 and 1995 was $9,190,000, $8,621,000, and $5,131,021 respectively, including $964,000, $787,000, and $28,482 related to the Company's discontinued operations.

Note 8 - Leases

     The Company generally conducts its operations through leased office facilities. The Company also leases automobiles, computer equipment, furniture, fixtures and other equipment. Most leases require that the Company perform all necessary repairs and maintenance, provide insurance and pay taxes assessed against the leased property. The terms of leases range from month-to-month to four years, some of which have renewal options. Certain rents are adjusted for increases based upon the Consumer Price Index. The leases are classified as operating leases.

     Future minimum operating lease payments for the Company, as of December 31, 1995 are:

                                                           (In Thousands)
1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 909
1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .         911
1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .         909
1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .         478
Total net minimum lease payments . . . . . . . . . . . . .      $3,207

     For the years ended December 31, 1993, 1994 and 1995, rent expense under all operating leases aggregated $7,953,000, $6,685,000, and $1,812,000 respectively, including $6,992,000,
$5,760,000, and $878,000 related to the Company's discontinued operations.

Note 9 - Film Rights Obligations

     At December 31, 1995, the unrecorded future obligation for undelivered film product approximates $20,851,417. Deposits made for guaranteed delivery of undelivered film product are recorded as film rights.

     Certain agreements permit a reduction in the amount of film right payments when stipulated conditions have not been met. Many agreements also contain an obligation for the payment of royalties above the minimum guarantee if sales exceed a stipulated amount.
At December 31, 1995, $15,585,104 of royalties payable are included in film rights obligations.

Note 10 - Increasing Rate Senior Subordinated Notes Due 1999

     On March 17, 1993, the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") confirmed a prepackaged plan of reorganization (the "Prepackaged Plan") for LIVE, providing for the issuance of $40,000,000 in principal amount of Increasing Rate Senior Subordinated Notes due 1999 (the "LIVE Increasing Rate Notes"). The LIVE Increasing Rate Notes mature on March 23, 1999. Interest accrued on the LIVE Increasing Rate Notes from September 1, 1992 at 10% per annum and was scheduled to increase to 12% on March 23, 1996. The LIVE Increasing Rate Notes are governed by the terms of an Indenture between the Company and American Stock Transfer & Trust Company, as Trustee (the "Indenture"). LIVE believed that at the end of 1994 it may have been in violation of the minimum consolidated net worth covenant contained in the Indenture. Such default would have permitted the trustee thereunder or holders of 25% in aggregate principal amount of the LIVE Increasing Rate Notes to give notice and accelerate maturity of the indebtedness represented by the LIVE Increasing
Rate Notes. In November 1994, a majority of the holders of the LIVE Increasing Rate Notes agreed to eliminate the minimum net worth covenant contained in the Indenture, thereby removing the possibility that LIVE might have defaulted under that covenant in 1995. As part of the amendment of the Indenture, LIVE agreed to increase the interest rate on the LIVE Increasing Rate Notes from 10% per annum to 12% per annum effective October 18, 1994. Payment of the LIVE Increasing Rate Notes is secured only by a lien on the Common Stock of LFM, subject and subordinate to a lien under the Foothill Credit Facility and is subordinated to all of the Company's present and future senior debt. The LIVE Increasing Rate Notes are subject to mandatory redemption of $20,000,000 of the principal amount on March 23, 1998 and are redeemable at any time at par plus accrued interest.

     The Indenture restricts the ability of the Company and its Restricted Subsidiaries (as defined) to incur additional senior debt and subsidiary senior debt, to make restricted payments and restricted investments, to merge, consolidate or sell assets of the Company or its Restricted Subsidiaries, to create liens other than to secure senior debt, subsidiary senior debt and certain other permitted debt, or to enter into certain transactions with affiliates of the Company.

     Interest to maturity on $30,055,000 of the LIVE Increasing Rate Notes of $16,871,000 and $13,184,000 at December 31, 1994 and
1995, respectively, has been included in the carrying value of the LIVE Increasing Rate Notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and will not be recognized as interest expense in current and future years.

Note 11 - Income Taxes

     As discussed in Note 1, the Company records its income tax provision in accordance with SFAS No. 109.

(Loss) Income From Continuing Operations Before Income Taxes is as
Follows:

                                                        December 31,
                                              1993          1994        1995
                                                       (In Thousands)

Domestic . . . . . . . . . . . . . . . . . $  (8,037)    $ (7,945)   $ 11,391
Foreign. . . . . . . . . . . . . . . . . .   (19,404)      (1,529)         --
                                            $(27,441)    $ (9,474)   $ 11,391

Income Tax Expense (Benefit) From Continuing Operations

                                                         December 31,
                                               1993          1994        1995
                                                        (In Thousands)
Currently payable:
  Federal. . . . . . . . . . . . . . . . .  $    453     $     --    $    108
  State. . . . . . . . . . . . . . . . . .       332         (494)        172
  Foreign. . . . . . . . . . . . . . . . .        54           70          --
                                                 839         (424)        280
Deferred:
  Federal. . . . . . . . . . . . . . . . .       411          624          48
  State. . . . . . . . . . . . . . . . . .      (482)          --         272
                                                 (71)         624         320
                                            $    768     $    200     $   600

Components of Deferred Income Taxes

                                                         December 31,
                                               1993          1994        1995
                                                        (In Thousands)

Film rights. . . . . . . . . . . . . . . .  $    (71)    $    368     $    13
Sales returns and other allowances                 1           35         290
Accelerated depreciation and basis reduction       2            3          (2)
Accruals not currently deductible for tax
 purposes                                         (8)         218          19
Other. . . . . . . . . . . . . . . . . . .         5           --          --
                                            $    (71)    $    624     $   320


Reconciliation of Effective Rate of Income Taxes

                                                   Percentage of Income (Loss)
                                                         December 31,
                                               1993          1994        1995

Restated tax provision . . . . . . . . . .  $    768    $     200     $   600
Book (loss) income . . . . . . . . . . . .   (27,441)      (9,474)     11,391
  Effective tax rate . . . . . . . . . . .      (2.8)%       (2.1)%       5.3%

Federal statutory rate . . . . . . . . . .      35.0%        35.0%       35.0%
State income taxes . . . . . . . . . . . .      (0.4)        (3.0)        3.9
Alternative minimum tax effect, other           (4.4)        (1.2)       (1.2)
Utilized net operating loss. . . . . . . .     (26.9)       (17.6)       (4.5)
(Loss) income related to foreign operations     (0.2)        (0.7)      (49.2)
Foreign deemed dividend. . . . . . . . . .      (0.9)        (0.1)        9.2
Goodwill amortization. . . . . . . . . . .      (5.0)       (14.5)       12.1

  Effective tax rate . . . . . . . . . . .      (2.8)%       (2.1)%       5.3%

Components of Deferred Tax Liabilities and Assets

                                                                          1995
Deferred tax liabilities:
  Amortization of film rights and other. .                            $ (8,451)
   Total deferred tax liabilities. . . . .                              (8,451)
Deferred tax assets:
  Sales returns and other allowances . . .                                 726
  Accelerated depreciation . . . . . . . .                                 139
  Accruals not currently deductible. . . .                                 322
  Other. . . . . . . . . . . . . . . . . .                                  79
  Tax basis difference - debt. . . . . . .                               4,614
                                                                         5,880
  Less valuation allowance . . . . . . . .                              (4,013)
  Net deferred tax assets. . . . . . . . .                               1,867
   Total deferred tax assets/(liabilities)                            $ (6,584)

    Income taxes paid for the years ended December 31, 1993, 1994 and 1995 were $1,766,000, $1,456,000, and $421,936 respectively, including $230,000 and $580,000, related to the Company's discontinued operations in 1993 and 1994. The valuation allowance has decreased $14,750,000, from $18,763,000 at December 31, 1994 to
$4,013,000 at December 31, 1995 primarily due to fluctuations in temporary differences.

    At December 31, 1993, the cumulative undistributed earnings of the Company's foreign subsidiaries of approximately $4,400,000 were deemed remitted as a dividend in accordance with certain provisions of the U.S. Internal Revenue Code ("I.R.C."). During 1994 and 1995, $3,874,000 and $3,000,000 of undistributed earnings of the Company's foreign subsidiaries were deemed remitted as a dividend in accordance with the provisions referred to above. The related taxes were provided for these deemed dividends in the Company's U.S. tax provision. Effective September 13, 1994 LEI-IVE Entertainment N.V. was domesticated as a Delaware corporation under the name LIVE Entertainment International Inc. Such reorganization did not result in United States or California tax liability to the Company.

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

    At December 31, 1995, approximately $36,000,000 of net operating loss carryforwards are available for regular federal tax return purposes. In accordance with Section 108 of the I.R.C., the Company was required to reduce its "tax attributes" due to the confirmation of the Prepackaged Plan. This resulted in the reduction of net operating loss carryforwards by approximately $35,000,000. Remaining federal net operating losses of $36,000,000 for regular income tax purposes, of which $31,000,000 are subject to annual limitations as described above, will expire between the years 2006 and 2009. State net operating loss carryforwards were $13,000,000 prior to the reduction in "tax attributes." This amount was fully absorbed after the reduction in "tax attributes" due to the confirmation of the Prepackaged Plan, resulting in the elimination of all net operating losses for state tax purposes.
For federal Alternative Minimum Tax ("AMT") return purposes, $7,000,000 of net operating loss carryforwards are available after the reduction in "tax attributes." AMT net operating loss carryforwards will expire between 2006 and 2009. AMT credits of $2,000,000 and foreign tax credits of $600,000 are available to offset future regular federal income tax liabilities. The disposal of the Specialty Retail Division on August 31, 1994 resulted in a capital loss of approximately $30,000,000 for regular tax purposes and $31,600,000 for AMT purposes, which may be carried forward, but expire in 1999. State capital loss carryforwards are $20,000,000 which expire in 1999.

    The Company is currently under examination by the Internal
Revenue Service for the years ended 1989 through 1991 and by the California Franchise Tax Board for the years ended 1988 through 1990.

Note 12 - Stockholders' Equity

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

    The Series B Preferred Stock has a liquidation value of $10.00 per share. Holders of the Series B Preferred Stock are entitled to an annual dividend, payable quarterly, which accrues from September 1, 1992 at 5% ($0.50 per share) if paid in cash or 8% if paid in kind ("PIK") and increases on May 1, 1996 to 10% ($1.00 per share) if paid in cash and 12% if PIK. Dividends of $3,000,000 ($0.50 per share) in each of 1993 and 1994, and $2,198,000 ($0.52 per share) in 1995 were accrued on the Series B Preferred Stock and were paid beginning in March 1993 and quarterly thereafter. The Company may redeem the Series B Preferred Stock at any time at 100% of the liquidation value

    Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred from time to time, either through private purchases or through open market purchases. On December 9, 1994, and March 7, 1995, LIVE acquired, and subsequently retired, 400,000 shares and 1,400,000 shares, respectively, of the Series B Preferred Stock at average prices under $4.00 per share. In addition, in March 1996 the Company purchased 377,500 shares of the Series B Preferred Stock at an average price of approximately $6.00 per share.

    Holders of the Series B Preferred Stock are entitled to elect two directors, and in certain circumstances, up to four members, or under certain other circumstances, a majority of the Company's
Board of Directors. No other voting rights exist. In addition, commencing May 1, 1996, or earlier if the Company has elected to pay PIK dividends for a total of four quarters, holders can convert the Series B Preferred Stock into LIVE Common Stock. The conversion price per share is obtained by dividing the liquidation value by either the market price of the Common Stock or the "Floor
Price."  The Floor Price is initially $20.00 per share of Common
Stock, decreasing $1.25 per share at the end of each three month period thereafter. On September 1, 1998, the conversion price will be reset to the lower of the market price or $5.00 per share, resulting in the potential issuance of a minimum of approximately 7,600,000 shares of the Company's Common Stock based upon the number of Series B Preferred Stock shares outstanding as of March 15, 1996.

    The Company's Stock Option and Stock Appreciation Rights Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights ("SARs") to its officers, directors, key employees, consultants and other persons. Options to purchase a maximum of 300,000 shares of the Company's Common Stock, of which 120,000 may be granted as SARs, are available under the Plan. In March 1994, the Company's Board of Directors resolved, and the Company's stockholders subsequently approved, to increase the maximum number of shares which may become available under the Plan by 100,000 shares. The options vest over varying periods and expire in 10 years.

    On February 7, 1996, the Stock Option Committee of the Board of Directors granted to certain current employees of LIVE and LFM a total of 92,400 options at the exercise price of $3.50, the closing price of the Common Stock on The Nasdaq Stock Market's Small Cap Market on that day. The options vest ratably over periods ranging from two to three years.

    On March 6, 1995, the Stock Option Committee of the Board of Directors granted to all current employees and Directors of LIVE and LFM (other than members of the Stock Option Committee) who were holders of options pursuant to the Company's 1988 Stock Option and Stock Appreciation Rights Plan, as amended (the "1988 Plan"), the option to agree to cancel certain options (the "Canceled Options") and to receive in return therefor new options (the "New Options") pursuant to the 1988 Plan, all on the following terms and conditions: (i) the exercise price for the New Options would equal $3.50, the closing price of the Common Stock on the SmallCap Market on March 6, 1995, (ii) fifty percent (50%) of the New Options would vest on March 6, 1996; the remainder would vest on March 6, 1997, provided that no New Options would vest earlier than the scheduled vesting date for the corresponding Canceled Options, and (iv) all New Options would expire on the expiration date of the corresponding Canceled Options.

    A summary of stock option transactions during the three years ended December 31, 1995 follows:

                                                  Number of      Option Price
                                                   Shares         Per Share
                                                                     ($)
Stock options outstanding:
  December 31, 1992. . . . . . . . . .            136,480          9.38-70.00
    Canceled . . . . . . . . . . . . .            (24,130)         9.38-70.00
    Granted. . . . . . . . . . . . . .            185,860          8.75-13.75
  December 31, 1993. . . . . . . . . .            298,210          8.75-70.00
    Canceled . . . . . . . . . . . . .            (86,380)         8.75-70.00
    Granted. . . . . . . . . . . . . .             86,570          2.75-15.63
  December 31, 1994. . . . . . . . . .            298,400          8.75-70.00
    Canceled . . . . . . . . . . . . .           (297,720)         3.50-15.63
    Granted. . . . . . . . . . . . . .            275,140          2.75- 4.25
  December 31, 1995. . . . . . . . . .            275,820          2.75-14.38

     At December 31, 1995, 23,300 options were exercisable, at an average exercise price of $6.55 per share, and no stock appreciation rights were outstanding. Options to purchase 77,590
(1993), 76,860 (1994), and 99,860 (1995) shares of the Company's
Common Stock were available for grant under the Plan.

     Warrants to purchase 9,900 shares of the Company's Common Stock were issued during 1990 and were outstanding as of December 31, 1995. These warrants are currently exercisable at prices ranging from $71.25 to $72.50 per share (fair market value at the date of grant) and expire over varying periods through 2000.

     In 1993, the Company issued warrants to purchase 266,666 and 200,000 shares of the Company's Common Stock at a price of $10.00 and $13.60 per share, respectively. The warrants are exercisable until March 1998 and the holders have been granted demand and piggyback registration rights for the Common Stock underlying the Warrants.

Note 13 - Stockholders' Rights Plan

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

Note 14 - Related Party Transactions

     Revenues generated by LFM from Carolco titles amounted to 15.6%, 5.5%, and 7.2% of net sales for the years ended December 31, 1993, 1994 and 1995, respectively. As of December 31, 1993, the
Company had a note receivable from Carolco bearing interest aggregating $8,047,000. In December 1992, the Company, Carolco and certain of their affiliates reconciled the amounts owing to each by the others (the "Reconciliation Agreement"). In December 1994, as part of an agreement settling all open accounts between them, including those that arose as a result of the Reconciliation
Agreement, LIVE and Carolco agreed that all individual films previously delivered to LFM or LI under either the Domestic Master Agreement or the German Master Agreement would no longer be cross-collateralized with other films, either within individual packages or among so called "film packages"; the companies also agreed that for purposes of their settlement only, all such films would be deemed to have earned the minimum distribution fee that was guaranteed to LFM and LI. In connection with this Reconciliation Agreement in 1994, LIVE wrote off the remaining unpaid receivable amount of $6,211,000 that LIVE had recorded in its financial records as owing from Carolco (of which all but $2,177,000 was reserved for in prior years).

     Pursuant to an agreement dated October 1995, which amended and extended an original agreement dated October 1991, LFM granted Pioneer a license for United States laser videodisc rights to LFM's library of motion pictures (subject to certain reserved rights) for a term ending in September 1998. Pioneer will pay LFM a total of $4,600,000 ($2,300,000 upon signing and $2,300,000 on January 1,
1997) under this agreement as a non-returnable advance recoupable on a cross-collateralized basis from all royalties payable to LFM under the agreement.

     In July 1994, a subsidiary of LFM and an affiliate of Pioneer reached an agreement whereby the Pioneer affiliate will receive the Japanese theatrical, video and television distribution rights to the films Wagons East, Top Dog, The Beans of Egypt, Maine and Goldy III.

     In July 1994, Carolco and an affiliate of Le Studio Canal+ S.A. ("Le Studio"), a greater than 5% owner of LIVE, reached an agreement whereby the Le Studio affiliate received the rights in certain French-speaking territories to the motion picture Wagons East.

     In July 1994, LFM and an affiliate of Le Studio executed a definitive agreement whereby LFM licensed the United States and Canadian video rights to the motion picture Stargate.

     In January 1993, Jefferson Capital, an affiliate of a director of the Company, received $500,000 for investment banking services that were provided in connection with the Company's consideration of a potential business combination of the Company and Carolco. Additionally, $850,000 was paid in connection with the completion of the Restructuring. In 1993, Jefferson Capital and the co-financial advisor received a $150,000 non-refundable retainer to assist the Company in structuring and placing a long-term working capital facility for LFM and to make recommendations regarding the Company's capital structure. In addition, each received warrants to purchase 3,333 and 2,941 shares of the Company's Common Stock at a price of $10.00 and $13.60 per share, respectively. In 1994 these parties assisted the Company in negotiating and obtaining the Foothill Credit Facility and received a total fee of $300,000 for such services.

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

     In August 1995, Jefferson Capital assisted the Company in obtaining film project financing from a bank and received a total fee of $50,000 for such services.

     In connection with the Restructuring, a director of the Company and Jefferson Capital received a total of $630,000, plus expenses. The director received $92,000 of such amount.

     Any and all agreements with Jefferson Capital were terminated by the Company in May 1995.

     In a July 1993 consulting agreement, the Company engaged a director to provide consulting services as an independent contractor in connection with the search by the Company for an individual to become Chief Executive Officer of LIVE and LFM. The fee for such service was $10,000 per month (pro rated for partial months) plus expenses. This agreement terminated upon the hiring of a President and Chief Executive Officer of the Company in January 1994. The Company paid this same director a total of $62,200 in consideration of his services under this agreement.

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

Note 15 - Incentive Savings Plan

     The Company has established the LIVE Incentive Savings Plan, a profit sharing and 401(k) savings plan, in which eligible employees of LIVE and LFM may participate. Each employee who has attained the age of 21 may become a participant as of the beginning of each calendar quarter when such employee has completed 1,000 hours of service in the relevant one-year computation period. The Company, at the discretion of the Board of Directors, may make annual contributions to the LIVE Incentive Savings Plan. The Company's profit sharing contributions are allocated to individual accounts of participants in proportion to their compensation. A participant is fully vested in his or her tax-deferred employee contributions at all times. A participant whose employment terminates for any reason other than death or disability is entitled only to the vested portion of the contributions made by the Company on behalf of the plan participant. The LIVE Incentive Savings Plan permits tax-deferred voluntary employee contributions of an amount equal to not more than 10% of compensation, to be matched by a LIVE contribution in an amount equal to 50% of the employee's voluntary contributions which do not exceed 6% of his or her compensation. With certain exceptions, contributions made by the Company vest equally over a period of four years. Company contributions to the LIVE Incentive Savings Plan were $55,000, $46,000, and $95,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

Note 16 - Major Customers

     During the year ended December 31, 1993, no one customer accounted for more than 10% of the net sales of LIVE. During the year ended December 31, 1994, two customers accounted for 23.3% of net sales of LIVE and during the year ended December 31, 1995, two customers accounted for 34.0% of net sales of LIVE.

Note 17 - Commitments and Contingencies

     Employment and Separation Agreements:

     The Company has employment agreements with certain of its officers generally for a term of one to four years. Future minimum payments under these contracts are approximately $2,413,000, $1,812,000, and $93,000 for the years ending December 31, 1996, 1997 and 1998.

     Legal Proceedings:

     On January 9, 1992, a purported class action lawsuit was filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against LIVE, Carolco and certain of LIVE's past and present directors and executive officers. The complaint alleges, among other things, that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder (a) by concealing the true value of certain of LIVE's assets, and overstating goodwill, stockholders' equity, operating profits and net income in LIVE's Form 10-K for the year ended December 31, 1990, in its 1990 Annual Report and in its Forms 10-Q for the quarters ended March 31, 1991 and June 30, 1991, and (b) by materially understating the true extent of the write off of goodwill in connection with the sale of substantially all of the assets of LIVE's wholly owned subsidiary, Lieberman Enterprises Incorporated ("Lieberman"), to Handleman Company ("Handleman") in July 1991. In addition, the complaint alleges that certain of the defendants are liable as controlling persons under Section 20 of the Exchange Act and alleges that certain other defendants are liable for aiding and abetting the primary violations. Subsequently, two additional lawsuits were filed in the U.S. District Court, Central District of California, by alleged stockholders of LIVE against the same persons and entities who were defendants in the original actions, making substantially the same allegations as were made in the first lawsuit. On March 30, 1992, these lawsuits were consolidated. Further, in April 1992, an amended complaint was filed in the consolidated action, lengthening the alleged class period and adding as defendants certain additional officers, directors and affiliates of LIVE and Carolco, including Pioneer, as well as a lender to LFM and Carolco. On June 17, 1992, the U.S. District Court, Central District of California, entered an order conditionally certifying the class, subject to possible decertification after discovery is completed. On January 27, 1993, a second amended complaint was filed in the consolidated class action making additional and modified allegations against certain of the defendants claiming they are liable as controlling persons under Section 20 of the Exchange Act and claiming that certain other defendants are liable for aiding and abetting the primary violations. On April 19, 1993, the court issued a ruling dismissing defendant Pioneer from this lawsuit.

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

     The plaintiffs have taken no actions in either of these cases for over one year and the Company has asked the Court to dismiss both cases for non prosecution. There is no assurance that the Company's motion will be granted.

     In May 1994, a breach of contract claim was filed against a subsidiary of the Company, claiming nonpayment of royalties from licensing of films in foreign territories and deprivation of royalty payments as a result of misallocation of certain values asserted with licensed film properties. Films subject to the complaint were contained in the assets of Vestron, Inc. purchased by the Company in July 1991, and the period covered included the license periods both prior to, and subsequent to , the acquisition date by the Company. The Company filed a reply brief (including a Motion to Dismiss) on October 5, 1994, and such Motion to Dismiss was granted on the grounds of forum non conviens. Plaintiff filed a complaint in New York on March 22, 1995. The Company filed its answer, affirmative defenses and counterclaim on April 20, 1995. Plaintiff filed a motion for class certification on September 8, 1995 to which the Company filed its opposition to the motion on November 6, 1995.

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

       Note 17 - Quarterly Financial Information (Unaudited)

     Certain quarterly financial information is presented below:
                                                    First       Second      Third        Fourth
                                                   Quarter     Quarter     Quarter      Quarter      Year
                                                        (Amounts in Thousands, Except Per Share Data)
1994
  Net sales (1). . . . . . . . . . . . . .        $ 18,265     $ 29,151    $ 33,845    $ 35,944    $117,205
  Gross profit . . . . . . . . . . . . . .           3,856        5,433         387       7,171      16,847
  Operating (loss) profit. . . . . . . . .          (1,630)         151      (5,264)        569      (6,174)
  (Loss) income from continuing operations before
   income taxes. . . . . . . . . . . . . .          (2,838)      (1,069)     (6,626)      1,059      (9,474)
  (Loss) income from continuing operations          (2,838       (1,369)     (6,626)      1,159      (9,674)
  Discontinued operations. . . . . . . . .              --           --          --        (100)       (100)
  Net (loss) income. . . . . . . . . . . .          (2,838)      (1,369)     (6,626)      1,059      (9,774)
  Accretion in redemption value of
   Series B Preferred Stock. . . . . . . .             600        1,800       1,800       1,800       6,000
  Preferred dividends. . . . . . . . . . .             937          937         942         975       3,791
  Net loss attributable to Common Stock             (4,375)      (4,106)     (9,368)     (1,716)    (19,565)
  Net loss per common share:
   Continued Operations. . . . . . . . . .           (1.81)       (1.70)      (3.87)      (0.67)      (8.05)
   Discontinued Operations . . . . . . . .              --           --          --       (0.04)      (0.04)
  Net loss . . . . . . . . . . . . . . . .           (1.81)       (1.70)      (3.87)      (0.71)      (8.09)
1995
  Net sales (2). . . . . . . . . . . . . .        $ 44,505      $ 22,456   $ 40,060    $ 33,091    $140,112
  Gross profit . . . . . . . . . . . . . .           9,949         5,077      3,246       8,815      27,087
  Operating profit . . . . . . . . . . . .           5,359           936      1,400       3,131      10,826
  Income before income taxes . . . . . . .           5,404         1,159      1,595       3,233      11,391
  Net income . . . . . . . . . . . . . . .           4,904         1,059      1,595       3,233      10,791
  Accretion in redemption value of
   Series B Preferred Stock. . . . . . . .           1,571         1,259      1,259         420       4,509
  Preferred dividends. . . . . . . . . . .             859           716        696         756       3,027
  Net income (loss) attributable to Common Stock     2,474          (916)     (360)       2,057       3,255
  Net income (loss) per common share:
   Primary . . . . . . . . . . . . . . . .            1.02         (0.38)    (0.15)        0.84        1.34
   Fully Diluted . . . . . . . . . . . . .            0.29         (0.38)    (0.15)        0.21        0.53

(1) Excludes net sales of VCL for each of the fiscal quarters of 1994 of $5,341, $5,541, $3,828 and $8,002, respectively.

(2) Excludes net sales of VCL for each of the fiscal quarters of 1995 of $9,779, $8,446, $5,261 and $8,771, respectively.

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
                                                                    (Dollar Amounts in Thousands)

Year ended December 31, 1993 Deducted from
 Asset Accounts:

 Allowance for future sales returns. .           $18,064       $18,308 (a)       --          $18,566 (b)      $17,806
 Allowance for doubtful accounts . . .             1,770           413           --              742 (c)        1,441
 Allowance for advertising . . . . . .             4,629        11,215           --            9,651 (d)        6,193
 Allowance for overstock inventory . .             7,244         2,490           --            5,233 (e)        4,501
 Allowance for film rights in excess of net
   realizable value. . . . . . . . . .             5,536            --           --            4,213 (f)        1,323

Year ended December 31, 1994 Deducted from
 Asset Accounts:

 Allowance for future sales returns. .           $17,806       $11,554 (a)       --          $18,513 (b)      $10,847
 Allowance for doubtful accounts . . .             1,441            75          256               30 (c)        1,742
 Allowance for advertising . . . . . .             6,193        10,633           --            9,945 (d)        6,881
 Allowance for overstock inventory . .             4,501           469           --            2,282 (e)        2,688
 Allowance for film rights in excess of net
   realizable value. . . . . . . . . .             1,323            --           --               --            1,323

Year ended December 31, 1995 Deducted from
Asset Accounts:

 Allowance for future sales returns. .           $10,847       $17,926 (a)       --          $14,322 (b)      $14,451
 Allowance for doubtful accounts . . .             1,742           103           12              850 (c)        1,007
 Allowance for advertising . . . . . .             6,881         7,499       (2,000)           8,961 (d)        3,419
 Allowance for overstock inventory . .             2,688           637           --              884 (e)        2,441
 Allowance for film rights in excess of net
   realizable value. . . . . . . . . .             1,323            --        1,368              294            2,397

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












                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549










                                 EXHIBITS

                                    To

                                 Form 10-K

                                    Of

                          LIVE ENTERTAINMENT INC.

                For the fiscal year ended December 31, 1995

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

2.2 Agreement and Plan of Merger dated as of August 10, 1994 among Carolco Pictures Inc., the Registrant and Carolco Acquisition Corp. (including certain exhibits) (incorporated by reference to Exhibit 2 to Mario F. Kassar and New Carolco Investments B.V.'s Schedule 13D (Amendment No. 14) under the Securities Exchange Act of 1934 filed with the Commission on
       August 16, 1994) . . . . . . . . . . . . . . . . . . . . . .

2.3 Termination Agreement, dated as of October 13, 1994, among the Registrant, Carolco Acquisition Corp. and Carolco Pictures Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Carolco Pictures Inc. filed with the Commission on October 13, 1994) . . . . . . . . . .

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

3.8 Amendment to Bylaws of the Registrant, adopted on June 18, 1992 (incorporated herein by reference to Exhibit 3.6 to the Registrant's Registration Statement on Form S-4, filed on
       December 15, 1992, as amended) . . . . . . . . . . . . . . .

3.9 Contingent Payment Rights Agreement, dated as of June 28, 1991, between the Registrant, Vestron Acquisition Corp., Vestron Inc. and American Stock Transfer & Trust Company, as Rights Agent, and Price Waterhouse, as Representative (incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 8-A, dated July
       15, 1991). . . . . . . . . . . . . . . . . . . . . . . . . .

4.1    Form of Common Stock Certificate (incorporated herein by
       reference to Exhibit 4 to the Registrant's Registration
       Statement No. 33-24396). . . . . . . . . . . . . . . . . . .

4.2 Rights Agreement, dated as of July 19, 1990, between the Registrant and American Stock Transfer & Trust Company, which includes as exhibits thereto, the form of Right Certificate and the Summary of Rights (incorporated herein by reference to Exhibit 4a to the Registrant's Current
       Report on Form 8-K, dated August 1, 1990). . . . . . . . . .

4.3 First Amendment to Rights Agreement, dated as of May 1, 1992, between the Registrant and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit
       4 to the Registrant's Current Report on Form 8-K, dated May
       1, 1992) . . . . . . . . . . . . . . . . . . . . . . . . . .

4.4 Form of Indenture between the Registrant and American Stock Transfer & Trust Company, as trustee, relating to the LIVE Increasing Rate Notes (including Note and Pledge Agreement) (incorporated herein by reference to Exhibit 35 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended) . . . . . . . . . . . . . . . . . . . . . . . . . .

4.5 Form of Supplemental Indenture between the Registrant and American Stock Transfer & Trust Company, as trustee, relating to the LIVE Increasing Rate Notes (incorporated herein by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1994) . . . . . . . . . . . . . . . . . . . . .

4.6 Form of Certificate of Series B Cumulative Convertible Preferred Stock (incorporated herein by reference to Exhibit
       4.7 to the Registrant's Registration Statement on Form S-4,
       filed on December 15, 1992, as amended). . . . . . . . . . .

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

10.2 Amendment, dated as of December 28, 1989, of Exclusive Distribution Agreement between International Video Entertainment Inc. and MCA Distribution Corporation (incorporated herein by reference Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended
       December 31, 1990) . . . . . . . . . . . . . . . . . . . . .

10.3   Amendment, dated as of May 10, 1990, of Exclusive
       Distribution Agreement between International Video
       Entertainment Inc. and MCA Distribution Corporation
       (incorporated herein by reference to Exhibit 10.13 to the
       Registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 1990) . . . . . . . . . . . . . . . . . .

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

10.11 Fourth Amendment, dated March 2, 1992, to Video Rights License Agreement, dated July 27, 1987, between Carolco Pictures Inc. and LIVE Home Video Inc., as amended on October 15, 1987, April 12, 1990, March 6, 1991 and October 21, 1991 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-4,
       filed on December 15, 1992, as amended). . . . . . . . . . .

10.12 Agreement, dated as of January 1, 1995, between Carolco Pictures Inc. and LIVE Film and Mediaworks Inc.(incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1994) . . . . . . . . . . . . . . . . . . . . .

10.13 Memorandum of Agreement, dated as of September 1, 1991, between LIVE America Inc. and MCA Canada Ltd. (incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1991) . . . . . . . . . . . . . . . . . . . . .

10.14 Term Extension Letter Agreement, dated December 16, 1994, among LIVE Film and Mediaworks Inc., LIVE America Inc. and MCA Home Video Canada (incorporated herein by reference to
       Exhibit 10.14 to the Registrant's Annual Report on Form 10-K
       for the fiscal year ended December 31, 1994) . . . . . . . .

10.15 Laser Videodisc Sublicense Deal Memorandum, dated as of October 1, 1991, by and between LIVE America Inc. and Pioneer LDCA, Inc. (incorporated herein by reference to
       Exhibit 10.8 to the Registrant's Annual Report on Form 10-K
       for the fiscal year ended December 31, 1991) . . . . . . . .

10.16 Employment Agreement, dated as of December 23, 1993, for the services of Roger A. Burlage (incorporated herein by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)^

10.17 Letter Agreement, dated as of September 29, 1993, pertaining to the departure of David A. Mount as President and Chief Executive Officer of the Registrant (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)^

10.18 Letter Agreement, dated as of July 7, 1992, pertaining to the Employment Agreement for the services of Devendra Mishra (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-4, filed on
       December 15, 1992, as amended)^. . . . . . . . . . . . . . .

10.19 Employment Agreement, dated as of February 1, 1994, for the services of Michael J. White (incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)^

10.20 Memorandum Agreement dated as of December 23, 1993, by and between the Registrant and Anthony J. Scotti (incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1993)^. . . . . . . . . . . . . . . . . . . . .

10.21 Agreement dated as of April 1, 1994 between the Registrant and Pioneer North America Inc. with respect to the services of Ronald B. Cushey (incorporated herein by reference to
       Exhibit 10.21 to the Registrant's Annual Report on Form 10-K
       for the fiscal year ended December 31, 1994)^. . . . . . . .

10.22 Employment Agreement, dated as of December 31, 1994, for the services of Ronald B. Cushey (incorporated herein by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)^

10.23 Employment Agreement, dated as of April 29, 1994, for the services of Steve Mangel (incorporated herein by reference to Exhibit 10.23 to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1994)^ . . . . .

10.24 Employment Agreement, dated as of January 20, 1994, for the services of Paul S. Almond (incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1994)^ . . . . .

10.25  First Amendment to Employment Agreement, dated as of
       February 2, 1994, for the services of Paul S. Almond
       (incorporated herein by reference to Exhibit 10.25 to the
       Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)^. . . . . . . . . . . . . . . . . .

10.26 Employment Agreement, dated as of January 31, 1994, for the services of Elliot Slutzky (incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form
       10-K for the fiscal year ended December 31, 1994)^ . . . . .

10.27 Jefferson Capital Group, Ltd. and Bear Stearns & Co. Inc. Retainer Letter with the Registrant, dated as of May 21, 1992, with Indemnification Agreement (incorporated herein by reference to Exhibit 27 to the Registrant's Schedule 13E-4, filed on December 15, 1992, as amended)^ . . . . . . . . . .

10.28 Agreement, dated as of July 31, 1992, between Jefferson Capital Group, Ltd. and the Registrant (incorporated herein by reference to Exhibit 28 to the Registrant's Schedule 13E-
       4, filed on December 15, 1992, as amended)^. . . . . . . . .

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

10.35 Securities Indemnification Agreement, dated as of October 30, 1990, by and among Vestron Acquisition Corp., Furst Holdings, Inc., Frogtown Holdings Inc., Austin O. Furst, Jr., and Vestron Inc., including annex (incorporated herein by reference to Exhibit 10.68 of Registrant's Current Report on Form 8-K, dated October 30, 1990) . . . . . . . . . . . .

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

10.40 Loan Fund Warrant Agreement, dated as of March 23, 1993, between the Registrant and the Warrant Holders (incorporated herein by reference to Exhibit 10.60 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1992) . . . . . . . . . . . . . . . . . . . . .

10.41 Loan Fund Common Stock Purchase Warrants, dated as of March 23, 1993, between the Registrant and Jefferson Capital Group, Ltd. (incorporated herein by reference to Exhibit
       10.61 to the Registrant's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1992)^. . . . . . . . . . . .

10.42 Registration Rights Agreement for Loan Fund Common Stock Purchase Warrants, dated as of March 23, 1993, by and among the Registrant and the holders of the Loan Fund Common Stock Purchase Warrants (incorporated herein by reference to
       Exhibit 10.62 to the Registrant's Annual Report on Form 10-K
       for the fiscal year ended December 31, 1992) . . . . . . . .

10.43 Class B Warrant Agreement, dated as of March 26, 1993, between the Registrant and the Class B Warrant Holders (incorporated herein by reference to Exhibit 10.63 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992) . . . . . . . . . . . . . . . . . .

10.44 Class B Common Stock Purchase Warrants, dated as of March 29, 1993, between the Registrant and Jefferson Capital Group, Ltd. (incorporated herein by reference to Exhibit
       10.64 to the Registrant's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1992)^. . . . . . . . . . . .

10.45 Class B Common Stock Purchase Warrants, dated as of March 29, 1993, between the Registrant and Anthony J. Scotti (incorporated herein by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992)^. . . . . . . . . . . . . . . . . .

10.46 Registration Rights Agreement for Class B Common Stock Purchase Warrants, dated as of March 26, 1993, by and among the Registrant and the holders of the Class B Common Stock Purchase Warrants (incorporated herein by reference to
       Exhibit 10.66 to the Registrant's Annual Report on Form 10-K
       for the fiscal year ended December 31, 1992) . . . . . . . .

10.47 1988 Stock Option and Stock Appreciation Rights Plan of the Registrant as amended through March 6, 1995 (incorporated herein by reference to Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1994)^. . . . . . . . . . . . . . . . . . . . .

10.48 Master Agreement for Home Video Rights to German Language Versions, dated as of April 25, 1991, by and between LEI-IVE Entertainment N.V. d/b/a/ LIVE Entertainment International and Carolco International N.V. (incorporated herein by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

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

10.56 Compromise Settlement Agreement and Release dated as of December 31, 1994, between the Registrant and Carolco Pictures Inc. (incorporated herein by reference to Exhibit
       10.56 to the Registrant's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1994) . . . . . . . . . . . .

10.57 Registration Rights Agreement for Series C Convertible Preferred Stock, dated as of September 14, 1992, by and among the Registrant and Pioneer LDCA, Inc. (incorporated herein by reference to Exhibit 17 to the Registrant's
       Schedule 13E-4, filed on December 15, 1992, as amended). . .

10.58 Fiscal 1993 Incentive Cash Compensation Program for the Registrant, dated July 1993 (incorporated herein by reference to Exhibit 10.103 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
       1993)^ . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.59 Fiscal 1994 Incentive Cash Compensation Program for the Registrant and LIVE Home Video Inc., dated February 1994 (incorporated herein by reference to Exhibit 10.104 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)^. . . . . . . . . . . . . . . . . .

10.60 Fiscal 1994 Incentive Cash Compensation Program for the LIVE Specialty Retail Division, dated February 1994 (incorporated herein by reference to Exhibit 10.105 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1993)^. . . . . . . . . . . . . . . . . . . . .

10.61 Fiscal 1995 Incentive Cash Compensation Program for the Registrant, dated March 6, 1995 (incorporated herein by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994)^

10.62 Securities Exchange Agreement, dated as of March 26, 1993, by and between the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions, Inc., Vestron Inc., Daniels & Associates and Jefferson Capital Group, Ltd. (incorporated herein by reference to Exhibit 10.96 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.63 Form of Securities Purchase Agreement, dated as of March 26, 1993, by and between the Registrant, LIVE Home Video Inc., LIVE America Inc., LEI-IVE Entertainment N.V., International Video Productions, Inc., Vestron Inc. and various purchasers (incorporated herein by reference to Exhibit 10.97 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992) . . . . . . . . . . . . . . . . . .

10.64 Agreement, dated as of October 11, 1994, between Jefferson Capital Group, Ltd. and the Registrant (incorporated herein by reference to Exhibit 10.64 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
       1994)^ . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.65 Agreement, dated as of August 1, 1994, among LEI-IVE Entertainment N.V., International Video Productions Inc., Atrium Productions Kft. and Beleggingsmaatschappijmaasmond II B.V. (incorporated herein by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1994)^. . . . . . . . . . . .

10.66 Amended and Restated Loan and Security Agreement dated as of November 14, 1994 among Foothill Capital Corporation, and each of LIVE Home Video Inc., LIVE Film and Mediaworks Inc., LIVE Entertainment International Inc., LIVE America Inc. and Vestron Inc. (without schedules or exhibits) (incorporated herein by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
       December 31, 1994) . . . . . . . . . . . . . . . . . . . . .

10.67 Continuing Guaranty dated as of November 14, 1994 from the Registrant in favor of Foothill Capital Corporation (incorporated herein by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994) . . . . . . . . . . . . . . . . . .

10.68 Assignment of Liens and Loan Documents effective as of November 14, 1994, among, Chemical Bank, Foothill Capital Corporation, and each of the Registrant, LIVE Home Video Inc., LIVE Film and Mediaworks Inc., LIVE Entertainment International Inc., LIVE America Inc., LIVE Ventures Inc. and Vestron Inc. (incorporated herein by reference to
       Exhibit 10.68 to the Registrant's Annual Report on Form 10-K
       for the fiscal year ended December 31, 1994) . . . . . . . .

10.69 Notice of Assignment, dated November 14, 1994, from Chemical Bank to WEA Corp. (incorporated herein by reference to
       Exhibit 10.69 to the Registrant's Annual Report on Form 10-K
       for the fiscal year ended December 31, 1994) . . . . . . . .

10.70 Notice of Assignment and Irrevocable Authority, dated November 16, 1994, from LIVE Home Video Inc., LIVE America Inc., LIVE Film and Mediaworks Inc. (formerly known as International Video Productions Inc.) and Vestron Inc. to WEA Corp. (incorporated herein by reference to Exhibit 10.70 to the Registrant's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1994) . . . . . . . . . . . .

10.71 Notice of Inventory Access Rights, dated November 16, 1994, from LIVE Home Video Inc., LIVE America Inc., LIVE Film and Mediaworks Inc. (formerly known as International Video Productions Inc.) and Vestron Inc. to WEA Corp. (incorporated herein by reference to Exhibit 10.71 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994) . . . . . . . . . . . . . . . . . .

10.72 Intercreditor Agreement, dated as of November 16, 1994, by and between Foothill Capital Corporation and WEA Corp. (incorporated herein by reference to Exhibit 10.72 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994) . . . . . . . . . . . . . . . . . .

10.73 Trustee Intercreditor Agreement, dated as of November 16, 1994, by and between Foothill Capital Corporation and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
       1994). . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.74 Agreement dated April 8, 1992 between the Registrant and Carolco Pictures Inc. with respect to the division of legal fees and costs (incorporated herein by reference to Exhibit
       10.74 to the Registrant's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1994) . . . . . . . . . . . .

10.75 Tax Agreement dated as of August 31, 1994 among the Registrant, Strawberries Inc., Strawberries Investments Inc., Waxie Maxie Quality Music Co. and Strawberries Holding, Inc. (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated September 15,
       1994). . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.76 Heads of Agreement, dated February 15, 1995, among the Registrant, LIVE Home Video, Inc., LIVE Entertainment International Inc., VCL/Carolco Communications B.V., VCL/Carolco Communications GmbH, Apricot Computer GmbH and Gunther Detlef Ruth (incorporated herein by reference to
       Exhibit 10.76 to the Registrant's Annual Report on Form 10-K
       for the fiscal year ended December 31, 1994) . . . . . . . .

10.77 Short Form Deal Memo dated as of June 21, 1994 between International Video Productions Inc. and Le Studio Canal+(U.S.) (incorporated herein by reference to Exhibit
       10.77 to the Registrant's Annual Report on Form 10-K for the
       fiscal year ended December 31, 1994) . . . . . . . . . . . .

10.78 First Amendment to Employment Agreement, dated as of April 1, 1995, for the services of Michael J. White (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1995)^ . . . . . . . . . . . . . . . . . . . . . . . . .

10.79 Amendment No. One to Amended and Restated Loan and Security Agreement, dated as of February 28, 1995 among Foothill Capital Corporation, and each of LIVE Home Video Inc., LIVE Film and Mediaworks Inc., LIVE Entertainment International Inc., LIVE America Inc. and Vestron Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March
       31, 1995). . . . . . . . . . . . . . . . . . . . . . . . . .

10.80 Fourth Amendment to License and Distribution Agreement dated as of May 27, 1995 between LIVE Home Video Inc., LIVE America Inc., Vestron Inc., and LIVE Film and Mediaworks Inc. and Warner-Electra-Atlantic Corporation (incorporated herein by reference to Exhibit 10.80 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
       1995). . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.81 Amended and Restated Intercreditor Agreement dated as of May 27, 1995 between Foothill Capital Corporation and Warner-Elektra-Atlantic Corporation (incorporated herein by reference to Exhibit 10.81 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995) . .

10.82 New Security Agreement dated as of May 27, 1995 between LIVE Home Video Inc., LIVE America Inc., Vestron Inc., LIVE Film and Mediaworks Inc., and Warner-Elektra-Atlantic Corporation (incorporated herein by reference to Exhibit 10.82 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995) . . . . . . . . . . . . . . . . . . . .

10.83  Amendment to Employment Agreement, dated as of December 31,
       1995 for the services of Ronald B. Cushey*^. . . . . . . . .

10.84 Termination of Engagement Letter, dated May 31, 1995 between Jefferson Capital Group, Ltd. and Daniels & Associates and
       the Registrant^. . . . . . . . . . . . . . . . . . . . . . .

10.85 1988 Stock Option and Stock Appreciation Rights Plan of the Registrant as amended through February 7, 1996 (incorporated by reference to Appendix B to the Registrant's proxy statement for the 1996 Annual Meeting of Stockholders)^. . .

10.86  Fiscal 1996 Incentive Cash Compensation Program for the
       Registrant, dated February 7, 1996*^ . . . . . . . . . . . .

10.87  Multiple Picture Deal Agreement, dated as of February 14,
       1996, between Orion Pictures Corporation and the Registrant*
        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

10.88  Laser Videodisc Sublicense Deal Memorandum, dated as of
       October 1, 1995, by and between Pioneer Entertainment (USA)
       L.P. and LIVE Film and Mediaworks Inc.*. . . . . . . . . . .

10.89  Sale and Purchase Agreement, dated November 6, 1995, among
       LIVE Entertainment International Inc., VCL/Carolco
       Communications B.V., VCL/Carolco Communications GmbH,
       Apricot Computer GmbH and Gunther Detlef Ruth* . . . . . . .

10.90  Supplement to the Sale and Purchase Agreement, dated
       November 6, 1995, between LIVE Entertainment International
       Inc. and Apricot Computer GmbH*. . . . . . . . . . . . . . .

10.91  Output Deal Memo, dated as of February 8, 1996 between LIVE
       International and Pioneer LDC, Inc.* . . . . . . . . . . . .

10.92 Amendment No. Two to Amended and Restated Loan and Security Agreement, dated as of July 18, 1995 among Foothill Capital Corporation, and each of LIVE Home Video Inc., LIVE Film and Mediaworks Inc., LIVE Entertainment International Inc., LIVE
       America Inc. and Vestron Inc.* . . . . . . . . . . . . . . .

11     Computation of Earnings Per Share* . . . . . . . . . . . . .

21     Subsidiaries of the Company* . . . . . . . . . . . . . . . .

23     Consent of Independent Auditors* . . . . . . . . . . . . . .

24     Powers of Attorney and Board of Directors resolution
       authorizing the same*. . . . . . . . . . . . . . . . . . . .

27     Financial Data Schedule (Electronic Filing Only) . . . . . .

99.1 Letter dated August 30, 1994 from Chemical Securities Inc. to the Board of Directors of the Registrant (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on
       Form 8-K dated September 15, 1994) . . . . . . . . . . . . .


*Filed Herewith
^Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c)
#Confidential treatment has been requested for portions of this document