Form 10-Q
period 1996-03-31
LIVE ENTERTAINMENT INC
filed 1996-04-30
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For the Quarter ended March 31, 1996

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

     As of April 12, 1996, there were 2,430,867 shares of the Registrant's Common Stock, 3,819,802 shares of the Registrant's Series B Cumulative Convertible Preferred Stock and 15,000 shares of the
Registrant's Series C Convertible Preferred Stock outstanding.

               LIVE ENTERTAINMENT INC. AND SUBSIDIARIES



                                 INDEX




PART I - FINANCIAL INFORMATION                                            Page


 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets at
          March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . .   1

         Condensed Consolidated Statements of
          Operations for the three months ended
          March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .   2

         Condensed Consolidated Statements of
          Cash Flows for the three months ended
          March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .   3

         Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . 4-7


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . .8-11




PART II - OTHER INFORMATION


 ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . 11-13


 ITEM 3(b).DEFAULTS UPON SENIOR SECURITIES - DIVIDEND
          ARREARAGE ON PREFERRED STOCK . . . . . . . . . . . . . . . . . .  13


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . .  14

                          PART I - FINANCIAL INFORMATION

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                              (Amounts in Thousands)



                                                       March 31,   December 31,
                                                          1996         1995

ASSETS

Cash and cash equivalents, including restricted
 cash of $1,352 and $1,352 . . . . . . . . . . . . . .   $44,650      $ 49,487
Inventories. . . . . . . . . . . . . . . . . . . . . .     5,781         4,813
Property and equipment, net. . . . . . . . . . . . . .     1,036         1,145
Film costs, net of accumulated amortization
 of $529,527 and $519,604. . . . . . . . . . . . . . .    70,324        66,700
Other assets . . . . . . . . . . . . . . . . . . . . .     1,611         1,353
Goodwill, net of accumulated amortization of
 $41,023 and $40,042 . . . . . . . . . . . . . . . . .    24,966        25,947
                                                        $148,368     $ 149,445

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . .   $ 4,541      $  6,675
Accrual for returns and advertising net of accounts
 receivable of $18,381 and $15,447 . . . . . . . . . .     9,575         3,430
Accrued expenses . . . . . . . . . . . . . . . . . . .    16,674        12,451
Notes payable. . . . . . . . . . . . . . . . . . . . .     7,500         8,333
Increasing Rate Senior Subordinated Notes due
 1999, including capitalized interest of
 $11,340 and $13,184 . . . . . . . . . . . . . . . . .    51,340        53,184
Film obligations . . . . . . . . . . . . . . . . . . .    13,392        18,559
Dividends payable. . . . . . . . . . . . . . . . . . .     2,532         2,309
Income taxes payable and deferred income taxes . . . .     6,806         6,484
 Total liabilities . . . . . . . . . . . . . . . . . .   112,360       111,425
Stockholders' Equity:
Series B Cumulative Convertible Preferred Stock--
 authorized 9,000,000 shares; $1.00 par value;
 $38,198,000 and $41,970,000
 liquidation preference; 3,819,000
 and 4,197,000 shares outstanding. . . . . . . . . . .     3,819         4,197
Series C Convertible Preferred Stock--15,000 shares
 authorized and outstanding; $1.00 par value;
 $17,207,000 liquidation preference. . . . . . . . . .        15            15
Common Stock--authorized 24,000,000 shares;
 $0.01 par value; 2,430,867  and 2,418,424
 shares outstanding. . . . . . . . . . . . . . . . . .        24            24
Additional paid-in capital . . . . . . . . . . . . . .   127,766       129,668
Retained deficit . . . . . . . . . . . . . . . . . . .   (95,616)      (95,884)
                                                          36,008        38,020
                                                        $148,368      $149,445


            See notes to condensed consolidated financial statements.

                      LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in Thousands, Except Per Share Data)




                                                         Three Months Ended
                                                               March 31,
                                                          1996          1995


Net sales. . . . . . . . . . . . . . . . . . . . . . .  $ 22,553     $  44,505
Cost of goods sold . . . . . . . . . . . . . . . . . .    16,713        34,556
   GROSS PROFIT. . . . . . . . . . . . . . . . . . . .     5,840         9,949
Operating Expenses:
 Selling, general and administrative expenses. . . . .     3,862         3,609
 Amortization of goodwill. . . . . . . . . . . . . . .       981           981
                                                           4,843         4,590
                                                             997         5,359
Disposal of VCL/Carolco Communications GmbH (VCL):
 Net sales . . . . . . . . . . . . . . . . . . . . . .        --         9,779
 Costs and expenses. . . . . . . . . . . . . . . . . .        --         9,779
                                                              --            --
   OPERATING PROFIT. . . . . . . . . . . . . . . . . .       997         5,359
Interest and other income. . . . . . . . . . . . . . .       789           477
Interest expense . . . . . . . . . . . . . . . . . . .      (497)         (432)
   INCOME BEFORE INCOME TAXES. . . . . . . . . . . . .     1,289         5,404
 Income tax expense. . . . . . . . . . . . . . . . . .       322           500
   NET INCOME. . . . . . . . . . . . . . . . . . . . .  $    967     $   4,904

Net income per common share:
 Primary . . . . . . . . . . . . . . . . . . . . . . .  $    .10     $    1.02
 Fully diluted . . . . . . . . . . . . . . . . . . . .  $    .08     $    0.29

Weighted average number of shares outstanding:
 Primary . . . . . . . . . . . . . . . . . . . . . . .     2,681         2,421
 Fully diluted . . . . . . . . . . . . . . . . . . . .    11,860        16,907















            See notes to condensed consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Amounts in Thousands)


                                                          Three Months Ended
                                                               March 31,
                                                          1996          1995
OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . .     $ 967      $  4,904
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization of property
  and equipment. . . . . . . . . . . . . . . . . . . .       172           174
 Amortization of goodwill. . . . . . . . . . . . . . .       981           981
 Amortization of and adjustments to film costs . . . .    11,521        19,817
 Income taxes payable and deferred income taxes. . . .       322          (192)
 (Increase) decrease in operating assets:
   Accounts receivable . . . . . . . . . . . . . . . .        --       (10,573)
   Inventories . . . . . . . . . . . . . . . . . . . .      (968)          133
   Assets held for sale. . . . . . . . . . . . . . . .        --         3,164
   Other assets. . . . . . . . . . . . . . . . . . . .      (258)         (485)
 Increase (decrease) in operating liabilities:
   Accounts payable and accrued expenses . . . . . . .     2,089         4,455
   Accrual for returns and advertising . . . . . . . .     6,145            --
   Liabilities related to assets held for sale . . . .        --           (41)
   Film cost additions . . . . . . . . . . . . . . . .   (15,145)       (5,753)
   Payments on film obligations. . . . . . . . . . . .    (5,167)       (5,314)
     Cash provided by operating activities . . . . . .       659        11,270
INVESTING ACTIVITIES:
 Acquisition of property and equipment . . . . . . . .       (63)         (262)
     Cash used for investing activities. . . . . . . .       (63)         (262)
FINANCING ACTIVITIES:
 Payments on long-term obligations . . . . . . . . . .    (2,677)       (3,657)
 Repurchase of Series B Cumulative Convertible
   Preferred Stock . . . . . . . . . . . . . . . . . .    (2,332)       (5,460)
 Dividends paid on Series B Cumulative Convertible
   Preferred Stock . . . . . . . . . . . . . . . . . .      (477)         (750)
 Issuance of Common Stock. . . . . . . . . . . . . . .        53            --
     Cash (used for) financing activities. . . . . . .    (5,433)       (9,867)
     (Decrease)increase in cash and cash
     equivalents . . . . . . . . . . . . . . . . . . .    (4,837)        1,141
     Cash and cash equivalents at beginning
      of period. . . . . . . . . . . . . . . . . . . .    49,487        24,264
     Cash and cash equivalents at end of period. . . .  $ 44,650     $  25,405













            See notes to condensed consolidated financial statements.

                LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          March 31, 1996

Note 1 - Summary of Significant Accounting Policies

 Background and Operations: LIVE Entertainment Inc. ("LIVE" or the "Company") was formed in 1988 and its largest ongoing businesses are LIVE Film & Mediaworks ("LFM") (formerly LIVE Home Video Inc.) and LIVE International ("LI"), which primarily acquire rights to produce and distribute theatrical motion pictures, children's films and special interest programs (including CD-ROM) which they market and distribute in all media to wholesalers, retailers and consumers in the United States and Canada (LFM) and internationally (LI). As part of its international activities, the Company also owned an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany. VCL's year-end is November 30. In February 1995, LIVE executed a preliminary agreement providing for the disposal of its interest in VCL. In November 1995, LIVE completed this sales transaction. The Company's continuing operations are principally in a single business segment, the production, distribution and retail sale of a broad variety of film related entertainment software products.

 Basis of Presentation: The accompanying consolidated financial statements and footnotes are unaudited and are condensed, as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles, but in the opinion of management of LIVE include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the financial position and results of operations of LIVE. The financial statements include the accounts of LIVE and its subsidiaries - LFM, LI and VCL (1995) and have been restated to account for VCL as a disposal of a portion of a line of business. All significant intercompany balances and transactions have been eliminated.

 LIVE suggests that these condensed consolidated financial statements be read in conjunction with its consolidated financial statements for the year ended December 31, 1995 and related notes thereto included on Form 10-K filed with the Securities and Exchange Commission.

 Certain reclassifications of 1995 amounts have been made in order to conform with the 1996 financial statement presentation.




Net Income Per Common Share:

 Primary:

 Per share information has been determined on the basis of 2,681,137 and 2,421,299 weighted average number of shares outstanding for the three months ended March 31, 1996 and 1995, respectively. The net income per common share for the three months ended March 31, 1995 gives effect to the accretion of the redemption value of the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") of $1,571,000. The net income per common share for the three months ended March 31, 1996 and 1995 gives effect to dividends of $699,000 and $859,000, respectively, on both the Series B Preferred Stock and the Series C Convertible Preferred Stock ("Series C Preferred Stock").

 Fully Diluted:

 Per share information has been determined on the basis of 11,860,005 and 16,906,779 weighted average number of shares outstanding for the three months ended March 31, 1996 and 1995, respectively, assuming conversion of the Series B Preferred Stock and the Series C Preferred Stock.

Note 2 - Series B Preferred Stock

 The Series B Preferred Stock has a liquidation value of $10.00 per share. Holders of the Series B Preferred Stock are entitled to an annual dividend, payable quarterly, which accrues from September 1, 1992 at 5% ($0.50 per share) if paid in cash or 8% if paid in kind ("PIK") and increases on May 1, 1996 to 10% ($1.00 per share) if paid in cash and 12% if PIK. Dividends of $512,000 ($0.13 per share) were accrued on the Series B Preferred Stock for the quarter ending March 31, 1996. The Company may redeem the Series B Preferred Stock at any time at 100% of the liquidation value.

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

Note 3 - Commitments

 The Company has certain commitments for film acquisitions, theatrical prints, advertising and release costs which will require the use of a substantial portion of the existing cash balances over the next two fiscal quarters of 1996.
Note 4 - Litigation

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

 The plaintiffs have taken no actions in either of these cases for over one year. The Company had asked the U.S. District Court to dismiss both cases for non-prosecution and on April 8th, 1996 the U.S. District Court granted LIVE's request and dismissed both cases. The plaintiffs have 30 days to file an appeal.

 In May 1994, a breach of contract claim was filed against a subsidiary of the Company, claiming nonpayment of royalties from licensing of films in foreign territories and deprivation of royalty payments as a result of misallocation of certain values asserted with licensed film properties. Films subject to the complaint were contained in the assets of Vestron, Inc. purchased by the Company in July 1991, and the period covered included the license periods both prior to, and subsequent to, the acquisition date by the Company. The Company filed a reply brief (including a Motion to Dismiss) on October 5, 1994, and such Motion to Dismiss was granted on the grounds of forum non conviens. Plaintiff filed a complaint in New York on March 22, 1995. The Company filed its answer, affirmative defenses and counterclaim on April 20, 1995. Plaintiff filed a motion for class certification on September 8, 1995 to which the Company filed its opposition to the motion on November 6, 1995.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended March 31, 1996 Compared to Three Months
 Ended March 31, 1995

Continuing Operations

 Net sales of LIVE decreased to $22,553,000 during 1996 compared to $44,505,000 during 1995. The decrease of $21,952,000, or 49.3%, is primarily attributable to the successful video rental release of Stargate in the first quarter of 1995 for which there was no comparable title released in the first quarter of 1996. The decrease in revenue was partially offset by increased international, television and video sell-through sales.

 Gross profits of LIVE decreased $4,109,000, or 41.3%, to $5,840,000 during 1996 compared to $9,949,000 during 1995. The decrease in gross profit dollars was primarily related to the decrease in sales. As a percentage of sales, gross profit increased to 25.9% during 1996 from 22.4% during 1995, primarily due to lower costs associated with international royalty overages received in 1996.

 Selling, general and administrative expenses of LIVE increased $253,000, or 7.0%, to $3,862,000 during 1996 compared to $3,609,000 during 1995. As a percentage of sales, the amount increased to 17.1% during 1996 from 8.1% during 1995. The dollar increase is primarily a result of higher overhead costs associated with expansion of the Company's business into theatrical, international and television operations. The percentage increase is primarily due to the decrease in sales.

 Interest and other income increased $312,000 or 65.4% to $789,000 during 1996 compared to $477,000 during 1995, which was primarily the result of interest earned on higher cash balances in the first quarter of 1996 compared to the first quarter of 1995.

 Interest expense of LIVE increased $65,000, or 15.0%, to $497,000 during 1996 compared to $432,000 during 1995. Interest expense increased as a result of the additional amount advanced by Warner-Electra-Atlantic Corporation ("WEA") in May of 1995 under the Company's distribution agreement.

 Preferred dividends of $699,000 in 1996 and $859,000 in 1995 represents the 5% cash dividend accrued on both the Series B Preferred Stock and the Series C Preferred Stock, as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

Liquidity and Capital Resources

 Historically, the Company has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of debt instruments. For the three months ending March 31, 1996, the Company generated positive cash flow from operations of $659,000.

 On May 27, 1995, LIVE entered into a three year extension of its distribution agreement with WEA. Under the terms of the agreement, WEA advanced $10,000,000 to LIVE, recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, plus interest at LIBOR, plus 0.2%. In order to obtain the advance, LIVE granted WEA a second priority security interest in substantially all of LIVE's assets. As of March 31, 1996, there was $7,500,000 outstanding under the advance, and the interest rate on the advance at March 31, 1996 was 5.9%.

 Investing activities generated a negative cash flow of $63,000, primarily as a result of the acquisition of property and equipment at LIVE.

 LIVE and its affiliates are a party to a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). Borrowings available under the Foothill Credit Facility are limited to $27,500,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LIVE and its affiliates. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of March 31, 1996 the Company was in compliance with all such financial ratios. There were no amounts outstanding under the Foothill Credit Facility as of March 31, 1996.

 The Company has not borrowed any funds under the Foothill Credit Facility since it was obtained in November 1994, and, as noted above, the Company has had substantial cash balances throughout the 1995 fiscal year and through March of 1996. As a result of the Company's upcoming cash expenditures relating to planned theatrical releases and production/acquisition schedules for 1996, it is anticipated that the cash balances on hand will be utilized and the Company will have to draw funds against its credit facility to meet its anticipated 1996 cash expenditures. This will reduce the liquidity of the Company in 1996 when compared to the 1995 cash and borrowing positions.

 Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31 of 1993, 1994 and 1995 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, 1994 and 1995 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled $2,207,000 as of March 31, 1996.

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

 LIVE experienced negative cash flows from financing activities of $5,433,000 during the three months ended March 31, 1996 primarily due to the repurchase of 377,500 shares of the Company's Series B Preferred Stock, interest and principal payments on long term obligations and payment of dividends on the Series B Preferred Stock.

 As of March 31, 1996, the aggregate redemption price for the Series B Preferred Stock was $38,198,000 ($10.00 per share).

 Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred Stock from time to time, either through private purchases or through open market purchases. Through March 31, 1996, LIVE acquired, and subsequently retired, a total of 2,177,500 shares of the Series B Preferred Stock at an average price of $4.27 per share.

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

 The plaintiffs have taken no actions in either of these cases for over one year. The Company had asked the U.S. District Court to dismiss both cases for non-prosecution and on April 8th, 1996 the U.S. District Court granted LIVE's request and dismissed both cases. The plaintiffs have 30 days to file an appeal.

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


ITEM 3(b).  DEFAULTS UPON SENIOR SECURITIES - DIVIDEND ARREARAGE
            ON PREFERRED STOCK

 Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31, 1993, 1994 and 1995 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, 1994 and 1995 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled $2,207,000 as of March 31, 1996.

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

 Exhibits:

11  Computation of Income Per Common Share (Unaudited).

27  Financial Data Schedule (Electronic Filing Only).

 Reports on Form 8-K: None.

                            SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                 LIVE ENTERTAINMENT INC.



Dated: April 29, 1996            By: /s/   RONALD B. CUSHEY
                                           Ronald B. Cushey
                                           Chief Financial Officer

                          EXHIBIT INDEX

11  Computation of Income Per Common Share (Unaudited)

27  Financial Data Schedule (Electronic Filing Only)