Form 10-Q
period 1996-06-30
LIVE ENTERTAINMENT INC
filed 1996-08-01
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                  For the Quarter ended June 30, 1996

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

     As of July 11, 1996, there were 2,448,267 shares of the Registrant's Common Stock, 3,819,802 shares of the Registrant's Series B Cumulative Convertible Preferred Stock and 15,000 shares of the
Registrant's Series C Convertible Preferred Stock outstanding.

               LIVE ENTERTAINMENT INC. AND SUBSIDIARIES



                                 INDEX




PART I - FINANCIAL INFORMATION                                    Page


 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets at
          June 30, 1996 and December 31, 1995. . . . . . . . . .    1

         Condensed Consolidated Statements of
          Operations for the three and six months ended
          June 30, 1996 and 1995 . . . . . . . . . . . . . . . .    2

         Condensed Consolidated Statements of
          Cash Flows for the three and six months ended
          June 30, 1996 and 1995 . . . . . . . . . . . . . . . .    3

         Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . .    4-7


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS. . . . . . . . . . . . . . . . . . . . .    7-11




PART II - OTHER INFORMATION


 ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . .    12-13


 ITEM 3(b).DEFAULTS UPON SENIOR SECURITIES - DIVIDEND
          ARREARAGE ON PREFERRED STOCK . . . . . . . . . . . . .       13


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . .       14

                          PART I - FINANCIAL INFORMATION

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                              (Amounts in Thousands)



                                                       June 30,    December 31,
                                                         1996        1995

ASSETS

Cash and cash equivalents, including restricted
 cash of $1,635 and $1,352 . . . . . . . . . . . . . .   $15,669      $ 49,487
Accounts receivable, less allowances of $13,852
 in 1996 . . . . . . . . . . . . . . . . . . . . . . .     9,350            --
Inventories. . . . . . . . . . . . . . . . . . . . . .     5,890         4,813
Property and equipment, net. . . . . . . . . . . . . .       927         1,145
Film costs, net of accumulated amortization
 of $535,199 and $519,604. . . . . . . . . . . . . . .    79,636        66,700
Other assets . . . . . . . . . . . . . . . . . . . . .     1,787         1,353
Goodwill, net of accumulated amortization of
 $42,004 and $40,042 . . . . . . . . . . . . . . . . .    23,985        25,947
                                                        $137,244     $ 149,445

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . .    $6,137      $  6,675
Accrual for returns and advertising net of accounts
 receivable of $15,447 in 1995 . . . . . . . . . . . .        --         3,430
Accrued expenses . . . . . . . . . . . . . . . . . . .    14,164        12,451
Notes payable. . . . . . . . . . . . . . . . . . . . .     6,666         8,333
Increasing Rate Senior Subordinated Notes due
 1999, including capitalized interest of
 $11,340 and $13,184 . . . . . . . . . . . . . . . . .    51,340        53,184
Film obligations . . . . . . . . . . . . . . . . . . .    11,393        18,559
Dividends payable. . . . . . . . . . . . . . . . . . .     3,570         2,309
Income taxes payable and deferred income taxes . . . .     7,146         6,484
 Total liabilities . . . . . . . . . . . . . . . . . .   100,416       111,425
Stockholders' Equity:
Series B Cumulative Convertible Preferred Stock--
 authorized 9,000,000 shares; $1.00 par value;
 $38,198,000 and $41,970,000
 liquidation preference; 3,819,000
 and 4,197,000 shares outstanding. . . . . . . . . . .     3,819         4,197
Series C Convertible Preferred Stock--15,000 shares
 authorized and outstanding; $1.00 par value;
 $17,637,000 liquidation preference. . . . . . . . . .        15            15
Common Stock--authorized 24,000,000 shares;
 $0.01 par value; 2,448,267 and 2,418,424
 shares outstanding. . . . . . . . . . . . . . . . . .        24            24
Additional paid-in capital . . . . . . . . . . . . . .   126,144       129,668
Retained deficit . . . . . . . . . . . . . . . . . . .   (93,174)      (95,884)
                                                          36,828        38,020
                                                        $137,244      $149,445


            See notes to condensed consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in Thousands, Except Per Share Data)



                                                 Three Months     Six Months
                                                Ended June 30,  Ended June 30,
                                                 1996   1995     1996    1995

Net Sales. . . . . . . . . . . . . . . . . . . $50,269 $22,456 $72,822 $66,961
Cost of goods sold . . . . . . . . . . . . . .  42,975  17,379  59,688  51,935
   GROSS PROFIT. . . . . . . . . . . . . . . .   7,294   5,077  13,134  15,026
Operating Expenses:
 Selling, general and administrative expenses.   4,196   3,160   8,058   6,767
 Amortization of goodwill. . . . . . . . . . .     981     981   1,962   1,962
                                                 5,177   4,141  10,020   8,729
                                                 2,117     936   3,114   6,297
Disposal of VCL/Carolco Communications GmbH:
 Net Sales . . . . . . . . . . . . . . . . . .      --   8,446      --  18,225
 Costs and Expenses. . . . . . . . . . . . . .      --   8,446      --  18,225
                                                    --      --      --      --
   OPERATING PROFIT. . . . . . . . . . . . . .   2,117     936   3,114   6,297
 Interest and other income . . . . . . . . . .     523     616   1,312   1,092
 Interest expense. . . . . . . . . . . . . . .    (315)   (393)   (812)   (826)
   INCOME BEFORE INCOME TAXES. . . . . . . . .   2,325   1,159   3,614   6,563
 Income tax expense. . . . . . . . . . . . . .     582     100     904     600
   NET INCOME. . . . . . . . . . . . . . . . . $ 1,743 $ 1,059 $ 2,710 $ 5,963

Net income (loss) per common share:
   Primary . . . . . . . . . . . . . . . . . . $  0.30 $ (0.38)$  0.39 $  0.64
   Fully diluted . . . . . . . . . . . . . . . $  0.17 $ (0.38)$  0.25 $  0.41

Weighted average number of shares outstanding:
   Primary . . . . . . . . . . . . . . . . . .   2,543   2,442   2,612   2,432
   Fully diluted . . . . . . . . . . . . . . .  10,529   2,442  10,753  14,522













            See notes to condensed consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Amounts in Thousands)


                                                         Six Months Ended
                                                              June 30,
                                                          1996        1995
OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . .  $ 2,710     $ 5,963
 Adjustments to reconcile net income to
  net cash (used for) provided by operating activities:
 Depreciation and amortization of property
  and equipment. . . . . . . . . . . . . . . . . . . .      334         353
 Amortization of goodwill. . . . . . . . . . . . . . .    1,962       1,962
 Amortization of and adjustments to film costs . . . .   24,563      29,904
 Income taxes payable and deferred income taxes. . . .      662         (92)
 (Increase) decrease in operating assets:
   Accounts receivable . . . . . . . . . . . . . . . .   (9,350)      1,950
   Inventories . . . . . . . . . . . . . . . . . . . .   (1,077)        631
   Assets held for sale. . . . . . . . . . . . . . . .       --       3,177
   Other assets. . . . . . . . . . . . . . . . . . . .     (434)        (32)
 Increase (decrease) in operating liabilities:
   Accounts payable and accrued expenses . . . . . . .    1,175       3,014
   Accrual for returns and advertising . . . . . . . .   (3,430)      8,945
   Liabilities related to assets held for sale . . . .       --        (177)
   Film cost additions . . . . . . . . . . . . . . . .  (37,499)    (19,000)
   Payments on film obligations. . . . . . . . . . . .   (7,166)     (6,823)
     Cash (used for) provided by operating
     activities. . . . . . . . . . . . . . . . . . . .  (27,550)     29,775
INVESTING ACTIVITIES:
 Acquisition of property and equipment . . . . . . . .     (116)       (334)
     Cash (used for) investing activities. . . . . . .     (116)       (334)
FINANCING ACTIVITIES:
 Issuance of long-term obligations . . . . . . . . . .       --      10,000
 Payments on long-term obligations . . . . . . . . . .   (3,511)     (5,177)
 Repurchase of Series B Cumulative Convertible
   Preferred Stock . . . . . . . . . . . . . . . . . .   (2,332)     (5,460)
 Dividends paid on Series B Cumulative Convertible
   Preferred Stock . . . . . . . . . . . . . . . . . .     (477)     (1,800)
 Issuance of Common Stock. . . . . . . . . . . . . . .      168          --
     Cash (used for) financing activities. . . . . . .   (6,152)     (2,437)
     (Decrease)increase in cash and cash
     equivalents . . . . . . . . . . . . . . . . . . .  (33,818)     27,004
     Cash and cash equivalents at beginning
      of period. . . . . . . . . . . . . . . . . . . .   49,487      24,264
     Cash and cash equivalents at end of period. . . . $ 15,669    $ 51,268












            See notes to condensed consolidated financial statements.


              LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          June 30, 1996

Note 1 - Summary of Significant Accounting Policies

 Background and Operations: LIVE Entertainment Inc. ("LIVE" or the "Company") was formed in 1988 and its largest ongoing businesses are LIVE Film & Mediaworks ("LFM") (formerly LIVE Home Video Inc.) and LIVE International ("LI"), which primarily acquire rights to produce and distribute theatrical motion pictures, children's films and special interest programs (including CD-ROM) which they market and distribute in all media to wholesalers, retailers and consumers in the United States and Canada (LFM) and internationally (LI). As part of its international activities, the Company also owned an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany. VCL's year-end is November 30. In November 1995, LIVE completed a sales transaction providing for the disposal of its interest in VCL. The Company's continuing operations are principally in a single business segment, the production, distribution and retail sale of a broad variety of film related entertainment software products.

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

 Net Income Per Common Share:

 Primary:

 Per share information has been determined on the basis of 2,542,737 and 2,611,937 weighted average number of shares outstanding for the three and six months ended June 30, 1996 and 2,442,280 and 2,431,750 weighted average number of shares outstanding for the three and six months ended June 30, 1995, respectively. The net income per common share for the three and six months ended June 30, 1996 and 1995 gives effect to dividends of $984,000 and $1,683,000, and $716,000 and $1,575,000,
respectively, on both the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") and the Series C Convertible Preferred Stock ("Series C Preferred Stock"). The net income for the three and six months ended June 30, 1995 gives effect to the accretion of the redemption value of the Series B Preferred Stock of $1,259,000 and $2,830,000, respectively.

 Fully Diluted:

 Per share information has been determined on the basis of 10,529,208 and 10,753,552, for the three and six months ended June 30, 1996, respectively, assuming conversion of the Series B Preferred Stock and the Series C Preferred Stock. Per share information for the six months ended June 30, 1995 has been determined on the basis of 14,521,936 weighted average number of shares outstanding. Such conversion was not assumed for the three months ended June 30, 1995, because the effect thereof would have been antidilutive.

Note 2 - Series B Preferred Stock

 The Series B Preferred Stock has a liquidation value of $10.00 per share. Holders of the Series B Preferred Stock are entitled to an annual dividend, payable quarterly, of 10% ($1.00 per share) if paid in cash and 12% if paid in kind. Dividends of $796,000 ($0.21 per share) were accrued on the Series B Preferred Stock for the quarter ending June 30, 1996. The Company may redeem the Series B Preferred Stock at any time at 100% of the liquidation value.

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

Note 3 - Commitments

 The Company has certain existing and potential commitments for film acquisitions, theatrical prints, advertising and release costs which will require the use of a substantial portion of the existing cash balances over the next two fiscal quarters of 1996.

Note 4 - Litigation

 LIVE had been the defendant in two purported class action law suits that were filed in 1992. The Company had requested the U.S. District Court to dismiss both cases for non-prosecution due to the fact that the plaintiffs had taken no action in either of these cases for over one year. On April 8, 1996, the U.S. District Court granted LIVE's request and dismissed both cases.

 In May 1994, a breach of contract claim was filed against a subsidiary of the Company, claiming nonpayment of royalties from licensing of films in foreign territories and deprivation of royalty payments as a result of misallocation of certain values asserted with licensed film properties. Films subject to the complaint were contained in the assets of Vestron, Inc. purchased by the Company in July 1991, and the period covered included the license periods both prior to, and subsequent to, the acquisition date by the Company. The Company filed a reply brief (including a Motion to Dismiss) on October 5, 1994, and such Motion to Dismiss was granted on the grounds of forum non conviens. Plaintiff filed a complaint in New York on March 22, 1995. The Company filed its answer, affirmative defenses and counterclaim on April 20, 1995. Plaintiff filed a motion for class certification on September 8, 1995 to which the Company filed its opposition to the motion on November 6, 1995. After limited pre-trial discovery, a motion for class certification was argued on December 6, 1995. By order dated June 21, 1996 and filed on June 25, 1996, the Court in this action determined that the action should be maintained as a class action under the provisions of Section 901(a) of the New York Civil Practice Law and Rules.

 The Company filed an appeal from the Order granting class certification on July 19, 1996 and filed a Motion for Decertification of the class on July 24, 1996. A hearing on the motion has been scheduled for August 21, 1996.

 Management and counsel to LIVE are unable to predict the ultimate outcome of the above-described action at this time. However, LIVE and the other defendants believe that this lawsuit is without merit and intends to defend it vigorously. Accordingly, no provision for any liability which may result has been made in LIVE's consolidated financial statements. In the opinion of management, this action, when finally concluded and determined, will not have a material adverse effect upon LIVE's financial position or results of operations.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended June 30, 1996 Compared to Three Months
 Ended June 30, 1995

Continuing Operations

 Net sales of LIVE increased to $50,269,000 during 1996 compared to $22,456,000 during 1995. The increase of $27,813,000, or 124%, is primarily attributable to theatrical releases of The Substitute and The Arrival and increases in international and television sales in the second quarter of 1996 as compared to the second quarter 1995. In addition, the second quarter of 1996 contained the video rental release of Cutthroat Island, for which there was no comparable title released in the second quarter of 1995.

 Gross profits of LIVE increased $2,217,000, or 43.7%, to $7,294,000 during 1996 compared to $5,077,000 during 1995. The increase in gross profit dollars was primarily related to the increase in sales. As a percentage of sales, gross profit decreased to 14.5% during 1996 from 22.6% during 1995. The decrease in gross profit as a percentage of sales is primarily the result of substantial print and advertising expenditures outweighing anticipated theatrical revenues from the Company's 1996 theatrical releases.

 Selling, general and administrative expenses of LIVE increased $1,036,000, or 32.8%, to $4,196,000 during 1996 compared to
$3,160,000 during 1995. As a percentage of sales, the amount decreased to 8.3% during 1996 from 14.1% during 1995. The dollar increase is primarily a result of the recovery of a previously written-off bad debt from a former distributor included in the second quarter of 1995. The percentage decrease is primarily due to the increase in sales.

 Interest and other income decreased $93,000 or 15.1% to $523,000 during 1996 compared to $616,000 during 1995. This decrease was primarily the result of lower interest earned on smaller cash balances in the second quarter of 1996 compared to the second quarter of 1995.

 Interest expense of LIVE decreased $78,000, or 19.8%, to $315,000 during 1996 compared to $393,000 during 1995.

 Preferred dividends of $984,000 in 1996 and $716,000 in 1995 represents the 5% cash dividend accrued on the Series B Preferred Stock through May 1996, with 10% being accrued thereafter, and the 5% cash dividend accrued on the Series C Preferred Stock, as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

 Six Months Ended June 30, 1996 Compared to Six Months Ended
 June 30, 1995

Continuing Operations

 Net sales of LIVE increased to $72,822,000 during 1996 compared to $66,961,000 during 1995. The increase of $5,861,000, or 8.8%, is primarily attributable to theatrical releases of The Substitute and The Arrival and increases in international and television sales in 1996. The increase in revenue was offset by decreased rental sales in 1996 which is attributable to the successful video rental release of Stargate in 1995, for which there was no comparable video title released in 1996.

 Gross profits of LIVE decreased $1,892,000, or 12.6%, to $13,134,000 during 1996 compared to $15,026,000 during 1995. As a percentage of sales, gross profit decreased to 18.0% during 1996 from 22.4% during 1995. The decrease in both gross profit dollars and as a percentage of sales is primarily the result of substantial print and advertising expenditures outweighing anticipated theatrical revenues from the Company's 1996 theatrical releases.

 Selling, general and administrative expenses of LIVE increased $1,291,000, or 19.1%, to $8,058,000 during 1996 compared to
$6,767,000 during 1995. As a percentage of sales, the amount increased to 11.1% during 1996 from 10.1% during 1995. The dollar increase and percentage increase is primarily a result of the recovery of a previously written-off bad debt from a former distributor included in the second quarter of 1995.

 Interest and other income increased $220,000 or 20.1% to $1,312,000 during 1996 compared to $1,092,000 during 1995, which was primarily the result of interest earned on higher cash balances on-hand during the first quarter 1996.

 Interest expense of LIVE decreased $14,000, or 1.7%, to $812,000 during 1996 compared to $826,000 during 1995.

 Preferred dividends of $1,683,000 in 1996 and $1,575,000 in 1995 represents the 5% cash dividend accrued on the Series B Preferred Stock through May of 1996, with 10% being accrued thereafter, and the 5% cash dividend accrued on the Series C Preferred Stock, as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

Liquidity and Capital Resources

 Historically, the Company has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of debt instruments. For the six months ending June 30, 1996, the Company generated negative cash flow from operations of $27,550,000 primarily due to increases in accounts receivable and film costs associated with the release of The Substitute and The Arrival.

 On May 27, 1995, LIVE entered into a three year extension of its distribution agreement with WEA. Under the terms of the agreement, WEA advanced $10,000,000 to LIVE, recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, plus interest at LIBOR, plus 0.2%. In order to obtain the advance, LIVE granted WEA a second priority security interest in substantially all of LIVE's assets. As of June 30, 1996, there was $6,666,000 outstanding under the advance, and the interest rate on the advance at June 30, 1996 was 5.7%.

 Investing activities generated a negative cash flow of $116,000 during the six months ended June 30, 1996, primarily as a result of the acquisition of property and equipment at LIVE.

 LIVE and its affiliates are a party to a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility"). Borrowings available under the Foothill Credit Facility are limited to $27,500,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LIVE and its affiliates. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of June 30, 1996 the Company was in compliance with all such financial ratios. There were no amounts outstanding under the Foothill Credit Facility as of June 30, 1996.

 The Company has not borrowed any funds under the Foothill Credit Facility since it was obtained in November 1994, and, as noted, the Company has had substantial cash balances throughout the 1995 fiscal year and through June of 1996. As a result of the Company's upcoming cash expenditures relating to theatrical releases and production/acquisition schedules for 1996, it is anticipated that the cash balances on hand will be utilized and the Company will have to draw funds against its credit facility to meet its anticipated 1996 cash expenditures. This will reduce the liquidity of the Company in 1996 when compared to the 1995 cash and borrowing positions.

 Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31 of 1993, 1994, 1995 and June 30, 1996 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, 1994, 1995 and June 30, 1996 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled $2,637,000 as of June 30, 1996.

 The unpaid Series C Preferred Stock dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. LIVE intends to pay the June 30 and December 31, 1993, 1994, 1995 and June 30, 1996 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the Series B Preferred Stock has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the Delaware General Corporation Law ("DGCL").

 LIVE experienced negative cash flows from financing activities of $6,152,000 during the six months ended June 30, 1996 primarily due to the repurchase of 377,500 shares of the Company's Series B Preferred Stock, interest and principal payments on long term obligations and payment of dividends on the Series B Preferred Stock.

 As of June 30, 1996, the aggregate redemption price for the Series B Preferred Stock was $38,198,000 ($10.00 per share).

 Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred Stock from time to time, either through private purchases or through open market purchases. Through June 30, 1996, LIVE acquired, and subsequently retired, a total of 2,177,500 shares of the Series B Preferred Stock at an average price of $4.27 per share.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 LIVE had been the defendant in two purported class action law suits that were filed in 1992. The Company had requested the U.S. District Court to dismiss both cases for non-prosecution due to the fact that the plaintiffs had taken no action in either of these cases for over one year. On April 8, 1996, the U.S. District Court granted LIVE's request and dismissed both cases.

 In May 1994, a breach of contract claim was filed against a subsidiary of the Company, claiming nonpayment of royalties from licensing of films in foreign territories and deprivation of royalty payments as a result of misallocation of certain values asserted with licensed film properties. Films subject to the complaint were contained in the assets of Vestron, Inc. purchased by the Company in July 1991, and the period covered included the license periods both prior to, and subsequent to, the acquisition date by the Company. The Company filed a reply brief (including a Motion to Dismiss) on October 5, 1994, and such Motion to Dismiss was granted on the grounds of forum non conviens. Plaintiff filed a complaint in New York on March 22, 1995. The Company filed its answer, affirmative defenses and counterclaim on April 20, 1995. Plaintiff filed a motion for class certification on September 8, 1995 to which the Company filed its opposition to the motion on November 6, 1995. After limited pre-trial discovery, a motion for class certification was argued on December 6, 1995. By order dated June 21, 1996 and filed on June 25, 1996, the Court in this action determined that the action should be maintained as a class action under the provisions of Section 901(a) of the New York Civil Practice Law and Rules.

 The Company filed an appeal from the Order granting class certification on July 19, 1996 and filed a Motion for Decertification of the class on July 24, 1996. A hearing on the motion has been scheduled for August 21, 1996.

 Management and counsel to LIVE are unable to predict the ultimate outcome of the above-described action at this time. However, LIVE and the other defendants believe that this lawsuit is without merit and intends to defend it vigorously. Accordingly, no provision for any liability which may result has been made in LIVE's consolidated financial statements. In the opinion of management, this action, when finally concluded and determined, will not have a material adverse effect upon LIVE's financial position or results of operations.

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


ITEM 3(b).  DEFAULTS UPON SENIOR SECURITIES - DIVIDEND ARREARAGE
            ON PREFERRED STOCK

 Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31, 1993, 1994, 1995 and June 30, 1996 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, 1994, 1995 and June 30, 1996 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled $2,637,000 as of June 30, 1996.

 The unpaid Series C Preferred Stock dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. LIVE intends to pay the June 30 and December 31, 1993, 1994, 1995 and June 30, 1996 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the Series B Preferred Stock has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the DGCL.

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



Dated: August 1, 1996            By: /s/   RONALD B. CUSHEY
                                     Ronald B. Cushey
                                     Chief Financial Officer



                          EXHIBIT INDEX

11  Computation of Income (Loss) Per Common Share (Unaudited)

27  Financial Data Schedule (Electronic Filing Only)