Form 10-Q
period 1996-09-30
LIVE ENTERTAINMENT INC
filed 1996-10-30
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

               For the Quarter ended September 30, 1996

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

     As of October 11, 1996, there were 2,448,267 shares of the Registrant's Common Stock, 3,819,802 shares of the Registrant's Series B Cumulative Convertible Preferred Stock and 15,000 shares of the
Registrant's Series C Convertible Preferred Stock outstanding.

               LIVE ENTERTAINMENT INC. AND SUBSIDIARIES



                                 INDEX




PART I - FINANCIAL INFORMATION                                    Page


 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets at
          September 30, 1996 and December 31, 1995 . . . .          1

         Condensed Consolidated Statements of
          Operations for the three and nine months ended
          September 30, 1996 and 1995. . . . . . . . . . .          2

         Condensed Consolidated Statements of
          Cash Flows for the nine months ended
          September 30, 1996 and 1995. . . . . . . . . . .          3

         Notes to Condensed Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . .        4-7


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS. . . . . . . . . . . . . . . . . .       8-13




PART II - OTHER INFORMATION


 ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . .      14-15


 ITEM 3(b).DEFAULTS UPON SENIOR SECURITIES - DIVIDEND
          ARREARAGE ON PREFERRED STOCK . . . . . . . . . .         15


 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . .      15-16

                          PART I - FINANCIAL INFORMATION

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                              (Amounts in Thousands)


                                                     September 30, December 31,
                                                         1996          1995
ASSETS

Cash and cash equivalents, including restricted
 cash of $284 and $1,352 . . . . . . . . . . . . . . .  $ 13,012      $ 49,487
Accounts receivable, less allowances of $16,171
 in 1996 . . . . . . . . . . . . . . . . . . . . . .      15,940            --
Inventories. . . . . . . . . . . . . . . . . . . . . .     6,582         4,813
Property and Equipment, net. . . . . . . . . . . . . .       972         1,145
Film Costs, net of accumulated amortization
 of $546,380 and $519,604. . . . . . . . . . . . . . .    73,680        66,700
Other Assets . . . . . . . . . . . . . . . . . . . . .     1,993         1,353
Goodwill, net of accumulated amortization of
 $42,985 and $40,042 . . . . . . . . . . . . . . . . .    23,004        25,947
                                                        $135,183     $ 149,445

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . .    $6,733     $   6,675
Accrual for returns and advertising net of accounts
 receivable of $15,447 in 1995 . . . . . . . . . . . .        --         3,430
Accrued expenses . . . . . . . . . . . . . . . . . . .    15,191        12,451
Notes payable. . . . . . . . . . . . . . . . . . . . .     5,866         8,333
Increasing Rate Senior Subordinated Notes due
 1999, including capitalized interest of
 $9,175 and $13,184. . . . . . . . . . . . . . . . . .    49,175        53,184
Film obligations . . . . . . . . . . . . . . . . . . .    10,261        18,559
Dividends payable. . . . . . . . . . . . . . . . . . .     3,780         2,309
Income taxes payable and deferred income taxes . . . .     7,146         6,484
 Total liabilities . . . . . . . . . . . . . . . . . .    98,152       111,425

Stockholders' Equity:
Series B Cumulative Convertible Preferred Stock--
 authorized 9,000,000 shares; $1.00 par value;
$38,198,000 and $41,970,000 liquidation preference;
3,819,000 and 4,197,000 shares outstanding . . . . . .     3,819         4,197
Series C Convertible Preferred Stock--15,000 shares
 authorized and outstanding; $1.00 par value;
 $17,637,000 liquidation preference. . . . . . . . . .        15            15
Common Stock -- authorized 24,000,000 shares; $0.01
 par value; 2,448,267 and 2,418,424 shares outstanding        24            24
Additional paid-in capital . . . . . . . . . . . . . .   125,138       129,668
Retained deficit . . . . . . . . . . . . . . . . . . .   (91,965)      (95,884)
                                                          37,031        38,020
                                                        $135,183     $ 149,445


            See notes to condensed consolidated financial statements.

                  LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in Thousands, Except Per Share Data)

                                           Three Months Ended Nine Months Ended
                                               September 30,    September 30,
                                              1996      1995   1996      1995

 Net Sales . . . . . . . . . . . . . . . . . $36,440 $40,060  $109,262 $107,021
Cost of goods sold . . . . . . . . . . . . .  30,091  36,814    89,779   88,749
   GROSS PROFIT. . . . . . . . . . . . . . .   6,349   3,246    19,483   18,272
Operating Expenses:
 Selling, general and administrative expenses  4,087   3,778    12,145   10,546
 Amortization of goodwill. . . . . . . . . .     981     981     2,943    2,943
                                               5,068   4,759    15,088   13,489
                                               1,281  (1,513)    4,395    4,783
Disposal of VCL/Carolco Communications GmbH:
 Net Sales . . . . . . . . . . . . . . . . .      --   5,261        --   16,143
 Costs and Expenses. . . . . . . . . . . . .      --   5,261        --   16,143
   . . . . . . . . . . . . . . . . . . . . .      --      --        --       --
 Gain on disposal of VCL . . . . . . . . . .      --   2,913        --    2,913
                                                  --   2,913        --    2,913
   OPERATING PROFIT  . . . . . . . . . . . .   1,281   1,400     4,395    7,696
 Interest and other income . . . . . . . . .     229     723     1,541    1,816
 Interest expense. . . . . . . . . . . . . .    (301)   (528)   (1,113)  (1,355)
   INCOME BEFORE INCOME TAXES. . . . . . . .   1,209   1,595     4,823    8,157
 Income tax expense. . . . . . . . . . . . .      --      --       904      600
   NET INCOME  . . . . . . . . . . . . . . .  $1,209 $ 1,595   $ 3,919  $ 7,557

Net income (loss) per common share:
   Primary . . . . . . . . . . . . . . . . .  $ 0.08  $(0.15)  $  0.45  $   .49
   Fully diluted . . . . . . . . . . . . . .  $ 0.08  $(0.15)  $  0.29  $   .49

Weighted average number of shares outstanding:
   Primary . . . . . . . . . . . . . . . . .   2,570   2,442     2,598    2,435
   Fully diluted . . . . . . . . . . . . . .   2,570   2,442    13,482    2,435



            See notes to condensed consolidated financial statements.

                  LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Amounts in Thousands)


                                                        Nine Months Ended
                                                           September 30,
                                                        1996          1995
OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . . . . . .   $ 3,919       $ 7,557
 Adjustments to reconcile net income to net cash
 (used for) provided by operating activities:
 Depreciation and amortization of property
  and equipment. . . . . . . . . . . . . . . . . . . .       467           532
 Amortization of goodwill. . . . . . . . . . . . . . .     2,943         2,943
 Amortization of and adjustments to film costs . . . .    59,669        48,098
 Income taxes payable and deferred income taxes. . . .       662          (352)
 (Increase) decrease in operating assets:
   Accounts receivable . . . . . . . . . . . . . . . .   (19,370)       (5,199)
   Inventories . . . . . . . . . . . . . . . . . . . .    (1,769)         (118)
   Assets held for sale. . . . . . . . . . . . . . . .         --       13,572
   Other assets. . . . . . . . . . . . . . . . . . . .      (640)          348
 Increase (decrease) in operating liabilities:
   Accounts payable and accrued expenses . . . . . . .     2,798         2,366
   Liabilities related to assets held for sale . . . .        --       (13,542)
   Film cost additions . . . . . . . . . . . . . . . .   (66,649)      (27,051)
   Payments on film obligations. . . . . . . . . . . .    (8,298)       (2,924)
    Cash (used for) provided by operating activities     (26,268)       26,230
INVESTING ACTIVITIES:
 Acquisition of property and equipment . . . . . . . .      (294)         (399)
     Cash (used for) investing activities. . . . . . .      (294)         (399)
FINANCING ACTIVITIES:
 Issuance of long-term obligations . . . . . . . . . .        --        10,000
 Payments on long-term obligations . . . . . . . . . .    (6,476)       (7,850)
 Repurchase of Series B Cumulative Convertible
   Preferred Stock . . . . . . . . . . . . . . . . . .    (2,332)       (5,460)
 Dividends paid on Series B Cumulative Convertible
   Preferred Stock . . . . . . . . . . . . . . . . . .    (1,273)       (2,325)
   Issuance of Common Stock. . . . . . . . . . . . . .       168            --
    Cash (used for) financing activities . . . . . . .    (9,913)       (5,635)
    (Decrease) increase in cash and cash equivalents     (36,475)       20,196
    Cash and cash equivalents at beginning
     of period . . . . . . . . . . . . . . . . . . . .    49,487        24,264
    Cash and cash equivalents at end of period . . . .  $ 13,012     $  44,460




            See notes to condensed consolidated financial statements.

             LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                        September 30, 1996

Note 1 - Summary of Significant Accounting Policies

   Background and Operations: LIVE Entertainment Inc. ("LIVE" or the "Company") was formed in 1988 and its largest ongoing businesses are LIVE Film & Mediaworks Inc. ("LFM") (formerly LIVE Home Video Inc.) and LIVE International ("LI"), which primarily acquire rights to produce and distribute theatrical motion pictures, children's films and special interest programs (including CD-ROM) which they market and distribute in all media to wholesalers, retailers and consumers in the United States and Canada (LFM) and internationally (LI). As part of its international activities, the Company also owned an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany. VCL's year-end is November 30. In November 1995, LIVE completed a sales transaction providing for the disposal of its interest in VCL. The Company's continuing operations are principally in a single business segment, the production, distribution and retail sale of a broad variety of film related entertainment software products.

   Basis of Presentation: The accompanying consolidated financial statements and footnotes are unaudited and are condensed, as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles, but in the opinion of management of LIVE, include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the financial position and results of operations of LIVE. The financial statements include the accounts of LIVE and its subsidiaries - LFM, LI and VCL (1995) and have been restated to account for VCL as a disposal of a portion of a line of business. All significant intercompany balances and transactions have been eliminated.

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

Net Income Per Common Share:

Primary:

   Per share information has been determined on the basis of 2,570,177 and 2,598,017 weighted average number of shares outstanding for the three and nine months ended September 30, 1996 and 2,441,584 and 2,435,054 weighted average number of shares outstanding for the three and nine months ended September 30, 1995, respectively. The net income per common share for the three and nine months ended September 30, 1996 and 1995 gives effect to dividends of $1,006,000 and $2,744,000, and $696,000 and
$2,271,000, respectively, on both the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") and the Series C Convertible Preferred Stock ("Series C Preferred Stock"). The net income for the three and nine months ended September 30, 1995 gives effect to the accretion of the redemption value of the Series B Preferred Stock of $1,259,000 and $4,089,000, respectively.

Fully Diluted:

   Per share information has been determined on the basis of 13,481,331 weighted average number of shares outstanding for the nine months ended September 30, 1996, assuming conversion of the Series B Preferred Stock and the Series C Preferred Stock. Such conversion was not assumed for the three months ended September 30, 1996 and the three and nine months ended September 30, 1995, because the effect thereof would have been antidilutive.


Note 2 - Equity Rationalization

    On August 21, 1996 the Company filed a Schedule 13E-4 with the Securities and Exchange Commission which outlined a proposed exchange offer and equity recapitalization plan (the "Equity Rationalization"). The Company expects to offer to exchange a combination of cash and common stock, or all common stock, for the Company's existing outstanding Series B Preferred Stock and Series C Preferred Stock. In addition, the Company is seeking to replace its existing $30 million working capital facility with a larger working capital facility, and to refinance its current outstanding $40 million Increasing Rate Senior Subordinated Notes due 1999 (the
"Increasing Rate Notes").   The Company believes that the Equity
Rationalization, if completed, will simplify its existing complex capital structure, provide additional liquidity for growth and expansion, and reduce the cash dividend cost of its existing equity securities.

    Failure of the Company to consummate the Equity Rationalization at this time would require the Company to begin accumulating cash to retire the Increasing Rate Notes, of which $20 million are due in 1998 and the remaining $20 million in 1999, and would therefore reduce the funds available for the Company's operations.

   The completion of the Equity Rationalization is subject to obtaining satisfactory commitments for refinancing sources of senior and subordinated debt, approval by the Company's shareholders and regulatory agencies, completion of legal documentation, and acceptance of the tender offer if and when made. As such, no assurances can be given that the Company's efforts will be successful.

Note 3 - Series B Preferred Stock

    The Series B Preferred Stock has a liquidation value of $10.00 per share. Holders of the Series B Preferred Stock are entitled to an annual dividend, payable quarterly, of 10% ($1.00 per share) if paid in cash and 12% if paid in kind. Dividends of $818,000 ($0.21 per share) were accrued on the Series B Preferred Stock for the quarter ending September 30, 1996. The Company may redeem the Series B Preferred Stock at any time at 100% of the liquidation value.

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

Note 4 - Commitments

   The Company has certain existing and potential commitments for film acquisitions, theatrical prints, advertising and release costs which will require the use of a substantial portion of the existing cash balances on-hand over the next fiscal quarter of 1996.

Note 5 - Litigation

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

   The Company filed an appeal from the Order granting class certification on July 19, 1996 and filed a Motion for Decertification of the class on July 24, 1996. A hearing on the motion was heard on September 4, 1996 and is currently under submission before the Court.

   Management and counsel to LIVE are unable to predict the ultimate outcome of the above-described action at this time. However, LIVE and the other defendants believe that this lawsuit is without merit and intend to defend it vigorously. Accordingly, no provision for any liability which may result has been made in LIVE's consolidated financial statements. In the opinion of management, this action, when finally concluded and determined, will not have a material adverse effect upon LIVE's financial position or results of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

    Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Continuing Operations

   Net sales of LIVE decreased to $36,440,000 during 1996 compared to $40,060,000 during 1995. The decrease of $3,620,000, or 9.0%, is primarily attributable to the successful sell-through release of Stargate in the third quarter of 1995, for which there was no comparable sell-through title released in 1996. The decrease in revenue was partially offset by increases in international and theatrical sales including sales of The Arrival and The Substitute and increases in video rental and sublicense revenue.

  Gross profits of LIVE increased $3,103,000, or 95.6%, to $6,349,000 during 1996 compared to $3,246,000 during 1995. As a percentage of sales, gross profit increased to 17.4% during 1996 from 8.1% during 1995. The increase in gross profit dollars and as a percentage of sales is primarily due to increased video rental sales and lower costs associated with international royalty overages, television sales and sublicense revenue received in 1996.

   Selling, general and administrative expenses of LIVE increased $309,000, or 8.2%, to $4,087,000 during 1996 compared to $3,778,000 during 1995. As a percentage of sales, the amount increased to 11.2% during 1996 from 9.4% during 1995. The dollar increase is primarily a result of increased overhead costs associated with expansion of the Company's business into theatrical, international and television operations. The percentage increase is primarily due to the decrease in sales.

   Interest and other income decreased $494,000 or 68.3% to $229,000 during 1996 compared to $723,000 during 1995. This decrease was primarily the result of interest earned on lower cash balances on-hand during the third quarter of 1996 compared to the third quarter of 1995.

  Interest expense of LIVE decreased $227,000, or 43.0%, to $301,000 during 1996 compared to $528,000 during 1995. Included in interest expense for the three months ended September 30, 1995 is $186,000 related to the increase in the interest rate on the Increasing Rate Senior Subordinated Notes due 1999 (the "Increasing Rate Notes") from 10% to 12% per annum, which was provided for in an amendment to the Indenture governing the Increasing Rate Notes.

The interest rate increase on the Increasing Rate Notes was to occur in March, 1996, and such interest from and after that date is included in the carrying value of the Increasing Rate Notes in accordance with Financial Accounting Standards Board Statement No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructuring and therefore not included in interest expense.

   Preferred dividends of $1,006,000 in 1996 and $696,000 in 1995 represent the 5% cash dividend accrued on the Series B Preferred Stock through May 1996, with 10% being accrued thereafter, and the 5% cash dividend accrued on the Series C Preferred Stock, as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

  Nine Months Ended September 30, 1996 Compared to Nine Months
  Ended September 30, 1995

Continuing Operations

   Net sales of LIVE increased to $109,262,000 during 1996 compared to $107,021,000 during 1995. The increase of $2,241,000, or 2.1%, is primarily attributable to theatrical and international sales including sales of The Substitute and The Arrival and increased sublicense revenue in 1996. The increase in revenue was offset by decreased rental and sell-through video sales in 1996 which is attributable to the successful video rental and sell-through release of Stargate in 1995, for which there was no comparable video title released in 1996.

  Gross profits of LIVE increased $1,211,000, or 6.6%, to $19,483,000 during 1996 compared to $18,272,000 during 1995. As a percentage of sales, gross profit increased to 17.8% during 1996 from 17.1% during 1995. The increase in gross profit dollars and as a percentage of sales is primarily due to lower costs associated with international royalty overages, television sales and sublicense revenue received in 1996.

   Selling, general and administrative expenses of LIVE increased $1,599,000, or 15.2%, to $12,145,000 during 1996 compared to
$10,546,000 during 1995. As a percentage of sales, the amount increased to 11.1% during 1996 from 9.9% during 1995. The dollar increase and percentage increase is primarily a result of increased overhead costs associated with expansion of the Company's business into theatrical, international and television operations.

  Interest and other income decreased $275,000 or 15.1% to $1,541,000 during 1996 compared to $1,816,000 during 1995, which was primarily the result of interest earned on lower cash balances on-hand during 1996.

  Interest expense of LIVE decreased $242,000, or 17.9%, to $1,113,000 during 1996 compared to $1,355,000 during 1995.
Included in interest expense for the nine months ended September 30, 1995 is $383,059 related to the increase in the interest rate on the Increasing Rate Senior Subordinated Notes due 1999 ("Increasing Rate Notes") from 10% to 12% per annum, which was provided for in an amendment to the Indenture governing the Increasing Rate Notes. The interest rate increase on the Increasing Rate Notes was to occur in March, 1996, and such interest from and after that date is included in the carrying value of the Increasing Rate Notes in accordance with Financial Accounting Standards Board Statement No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructuring and therefore not included in interest expense.

   Preferred dividends of $2,744,000 in 1996 and $2,271,000 in 1995 represents the 5% cash dividend accrued on the Series B Preferred Stock through May of 1996, with 10% being accrued thereafter, and the 5% cash dividend accrued on the Series C Preferred Stock, as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

Liquidity and Capital Resources

  Historically, the Company has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of debt instruments. For the nine months ending September 30, 1996, the Company generated negative cash flow from operations of $26,268,000 primarily due to increases in accounts receivable and film costs associated with the releases of The Substitute and The Arrival.

   On May 27, 1995, LIVE entered into a three year extension of its distribution agreement with Warner-Elektra-Atlantic Corporation ("WEA"). Under the terms of the agreement, WEA advanced $10,000,000 to LIVE, recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, plus
interest at LIBOR plus 0.2%.   On October 21, 1996 LIVE amended the
distribution agreement, to be effective May 7, 1996, whereby LIVE assumed responsibility of all sales and sales solicitation services which were previously the responsibility of WEA. The amendment also included a reduction in certain distribution fees charged by WEA, as a result of the shift in sales and sales solicitation responsibility, and an additional advance to LIVE of $10,000,000. The additional advance is recoupable from distribution revenues during the remaining term of the agreement at $476,190 per month plus interest at LIBOR + 0.2%. In order to obtain the advances, LIVE granted WEA a second priority security interest in substantially all of LIVE's assets. As of September 30, 1996, there was $5,833,000 outstanding under the advance, and the interest rate on the advance at September 30, 1996 was 5.7%.

   Investing activities generated a negative cash flow of $294,000 during the nine months ended September 30, 1996, primarily as a result of the acquisition of property and equipment at LIVE.

   LIVE and its affiliates are a party to a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") that expires in November 1997. Borrowings available under the Foothill Credit Facility are limited to $27,500,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LIVE and its affiliates. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of September 30, 1996 the Company was in compliance with all such financial ratios. There were no amounts outstanding under the Foothill Credit Facility as of September 30, 1996.

   The Company has not borrowed any funds under the Foothill Credit Facility since it was obtained in November 1994, and, as noted, the Company has had substantial cash balances throughout the 1995 fiscal year and through September of 1996. As a result of the Company's upcoming cash expenditures relating to theatrical releases and production/acquisition schedules for the remainder of 1996 and 1997, it is anticipated that the cash balances on hand will be utilized and the Company will have to draw funds against its credit facility to meet its anticipated future cash expenditures. This will reduce the liquidity of the Company in 1996 and 1997 when compared to the 1995 cash and borrowing positions.

   Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31 of 1993, 1994, 1995 and June 30, 1996 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, 1994, 1995 and June 30, 1996 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled $2,637,000 as of September 30, 1996.

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

   LIVE experienced negative cash flows from financing activities of $9,913,000 during the nine months ended September 30, 1996 primarily due to the repurchase of 377,500 shares of the Company's Series B Preferred Stock, interest and principal payments on long term obligations and payment of dividends on the Series B Preferred Stock.

   As of September 30, 1996, the aggregate redemption price for the Series B Preferred Stock was $38,198,000 ($10.00 per share).

   Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred Stock from time to time, either through private purchases or through open market purchases. Through September 30, 1996, LIVE acquired, and subsequently retired, a total of 2,177,500 shares of the Series B Preferred Stock at an average price of $4.27 per share.

   On August 21, 1996 the Company filed a Schedule 13E-4 with the Securities and Exchange Commission which outlined a proposed exchange offer and equity recapitalization plan (the "Equity Rationalization"). The Company expects to offer to exchange a combination of cash and common stock, or all common stock, for the Company's existing outstanding Series B Preferred Stock and Series C Preferred Stock. In addition, the Company is seeking to replace its existing $30 million working capital facility with a larger working capital facility, and to refinance its current outstanding $40 million Increasing Rate Notes. The Company believes that the Equity Rationalization, if completed, will simplify its existing complex capital structure, provide additional liquidity for growth and expansion, and reduce the cash dividend cost of its existing equity securities.

    Failure of the Company to consummate the Equity Rationalization at this time would require the Company to begin accumulating cash to retire the Increasing Rate Notes, of which $20 million are due in 1998 and the remaining $20 million in 1999, and would therefore reduce the funds available for the Company's operations.

   The completion of the Equity Rationalization is subject to obtaining satisfactory commitments for refinancing sources of senior and subordinated debt, approval by the Company's shareholders and regulatory agencies, completion of legal documentation, and acceptance of the tender offer if and when made. As such, no assurances can be given that the Company's efforts will be successful.

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

  The Company filed an appeal from the Order granting class certification on July 19, 1996 and filed a Motion for Decertification of the class on July 24, 1996. A hearing on the motion was heard on September 4, 1996 and is currently under submission before the Court.

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


ITEM 3(b).DEFAULTS UPON SENIOR SECURITIES - DIVIDEND ARREARAGE ON
PREFERRED STOCK

   Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31, 1993, 1994, 1995 and June 30, 1996 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, 1994, 1995 and June 30, 1996 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled $2,637,000 as of September 30, 1996.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.93 Employment Agreement, dated as of August 15, 1996, for the services of Ronald B. Cushey.

10.94 Employment Agreement, dated as of August 15, 1996, for the services of Paul S. Almond.

10.95 Employment Agreement, dated as of August 15, 1996, for the services of Elliot Slutzky.

10.96 Fifth Amendment to License and Distribution Agreement dated as of May 7, 1996 between LIVE Film and Mediaworks Inc. (formerly LIVE Home Video Inc. and successor in interest to LIVE Film and Mediaworks Inc., a California corporation),
       LIVE America Inc. and Vestron Inc. and Warner-Elektra-Atlantic
       Corporation.

10.97  Agreement dated March 14, 1996 between Carreden Group Inc.
       and LIVE Entertainment Inc. (Incorporated herein by reference to Exhibit 13 to the Registrant's Schedule 13E-4 filed on August 21, 1996).

10.98  Employment Agreement Deal Memo, dated as of September 12,
       1996, for the services of Ann Dubinet.

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

                                   LIVE ENTERTAINMENT INC.



Dated: October 30, 1996         By: /s/   RONALD B. CUSHEY
                                          Ronald B. Cushey
                                          Chief Financial Officer

                          EXHIBIT INDEX


10.93 Employment Agreement, dated as of August 15, 1996, for the services of Ronald B. Cushey.

10.94 Employment Agreement, dated as of August 15, 1996, for the services of Paul S. Almond.

10.95 Employment Agreement, dated as of August 15, 1996, for the services of Elliot Slutzky.

10.96 Fifth Amendment to License and Distribution Agreement dated as of May 7, 1996 between LIVE Film and Mediaworks Inc. (formerly LIVE Home Video Inc. and successor in interest to LIVE Film and Mediaworks Inc., a California corporation),
       LIVE America Inc. and Vestron Inc. and Warner-Elektra-Atlantic
       Corporation.

10.97  Agreement dated March 14, 1996 between Carreden Group Inc.
       and LIVE Entertainment Inc. (Incorporated herein by reference to Exhibit 13 to the Registrant's Schedule 13E-4 filed on August 21, 1996).

10.98  Employment Agreement Deal Memo, dated as of September 12,
       1996, for the services of Ann Dubinet.

11 Computation of Income (Loss) Per Common Share (Unaudited).

27 Financial Data Schedule (Electronic Filing Only).