Form 10-K
period 1996-12-31
LIVE ENTERTAINMENT INC
filed 1997-04-11
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

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

        Securities registered pursuant to Section 12(b) of the Act:
                                   None

        Securities registered pursuant to Section 12(g) of the Act:
                             (Title of Class)
                      Common Stock, $.01 par value,
                 Including Preferred Stock Purchase Rights
     Series B Cumulative Convertible Preferred Stock, $1.00 par value
                         Contingent Payment Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of February 28, 1997 was approximately $5,943,022.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the
distribution of securities under a plan confirmed by a court.  Yes X   No

     As of February 28, 1997, there were 2,448,267 shares of the Registrant's Common Stock, 3,819,802 shares of the Registrant's
Series B Cumulative Convertible Preferred Stock and 15,000 shares of the Registrant's Series C Convertible Preferred Stock outstanding.

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

     The Company's executive offices are located at 15400 Sherman
Way, Suite 500, Van Nuys, California 91406 and its telephone number is (818) 988-5060.

     Operating Structure

     The following chart outlines the operating structure of the Company as of December 31, 1996. All except LFM and LIVE Theatrical Distribution are unincorporated divisions of the Company's subsidiaries. As used herein the "Company" or "LIVE" includes LFM, LI, or any of the operating entities listed below.

                         LIVE Entertainment Inc.
LIVE Productions    LIVE Theatrical   LIVE Home Video  LIVE International  LIVE Television    LIVE Interactive  LIVE Film and
(production and     Distribution      (home video      (international      (cable, pay, pay   (interactive      Mediaworks
acquisition         (theatrical       distribution)    distribution)       per view, network  products          (contracting entity
of motion picture   distribution                                           television         including         for productions,
product)            of motion picture                                      licensing)         CD-ROM)           acquisitions and
                    product)                                                                                    programming)

                                      Family Home
                                      Entertainment
                                      (FHE)
                                      (children's
                                      programming)

Recent Developments for the Company

Retention of Carreden Group

     In March 1996, the Company retained the Carreden Group,
Incorporated ("Carreden") to act as its exclusive financial advisor to review the Company's current capitalization. Carreden was retained to advise the Company's Board of Directors in an analysis of the Company's business operations and capital structure and to develop alternatives that will accomplish the strategic and financial objectives of the Company by securing for the Company a more stable and appropriate capital base on which to operate in the future.

     On August 21, 1996 the Company filed a Schedule 13E-4 with the Securities and Exchange Commission which outlined a proposed exchange offer and equity recapitalization plan (the "Equity Rationalization"). In addition, the Company is seeking to replace its existing $30,000,000 working capital facility with Foothill
Capital Corporation (the "Foothill Credit Facility") with a larger working capital facility, and to refinance its current outstanding $40,000,000 of Increasing Rate Senior Subordinated Notes due 1999
(the "LIVE Increasing Rate Notes"). The Company continues to negotiate financing terms for an exchange offer. In addition, the Company has been approached about a possible transaction involving the sale of the entire Company.  Any such transactions would be subject to a number of conditions, and there is no assurance either of these transactions, or any other alternative transactions, will be finalized or completed.  The Company believes that the Equity Rationalization, if completed, will simplify its existing complex capital structure, provide additional liquidity for growth and expansion, and reduce the cash dividend cost of its existing equity securities.  Failure of the Company to consummate an equity rationalization plan at this time would require the Company to begin conserving cash to retire the LIVE Increasing Rate Notes, of which $20,000,000 are due in 1998 and the remaining $20,000,000 in 1999, and would therefore reduce the
funds available for the Company's operations.   The completion of the
Equity Rationalization is subject to completing satisfactory documentation for refinancing sources of senior and subordinated debt, approval by the Company's Board of Directors, shareholders and regulatory agencies, completion of legal documentation, and acceptance of the tender offer if and when made. As such, no assurances can be given that the Company's efforts will be successful.

Bankruptcy of Carolco Pictures Inc. ( Carolco )

     On November 10, 1995, Carolco filed for bankruptcy under Chapter 11 of the United States Bankruptcy Code. Carolco had been a significant supplier of A+ motion picture product to the Company, including the video rights to such hits as Terminator II, Basic Instinct, Total Recall and the Rambo series. The last motion picture provided to the Company by Carolco or its affiliates was Cutthroat Island, which was released on home video in April 1996. Because of the Carolco bankruptcy and the fact that the output agreement between the Company and Carolco expired in 1995 in any event, the Company does not expect to receive any additional films from Carolco in the future.

     Carolco has sold its film library and certain related assets to Canal+ D.A. In connection with the sale, the Company and Carolco have stipulated that certain contracts between the Company and Carolco relating to the distribution by the Company of the video rights to films produced by Carolco, and the distribution by Carolco in foreign territories of films owned by LIVE, would be assumed by Canal+ D.A. after the library sale is completed. Portions of the distribution agreements between the Company and Carolco pertaining to LIVE's right to remakes and sequel rights to films in the Carolco library, however, were severed from the distribution portions of the agreements and were rejected by Carolco in the bankruptcy proceedings. This has left LIVE with a damage claim in the Carolco bankruptcy, the recovery of which cannot be reasonably estimated at this point in time.

New Distribution Agreements

     On February 8, 1996, the Company and Pioneer LDC, Inc. ("PLDC") entered into an Output Deal Agreement (the "Pioneer Output Agreement") for the distribution of the Company's theatrical productions in Japan. The three year agreement includes all theatrical films that LIVE produces and acquires over the period, excluding two of LIVE's features released in 1996, The Substitute and The Arrival. PLDC has agreed to pay a specified percentage of the applicable film's production or acquisition cost to obtain such Japanese distribution rights. PLDC is an affiliate of the Company's controlling shareholder, Pioneer Electronic Corporation.

     In addition, on February 14, 1996, the Company and Orion Pictures Corporation ("Orion") entered into a Multiple Picture Deal Output Agreement (the "Orion Agreement") for the theatrical distribution by Orion in the United States and Canada of a limited number of the Company's theatrical productions. The Orion Agreement provided for Orion to theatrically release during 1996, for certain distribution fees, five motion pictures acquired or produced by LIVE. Subsequent to the release of the fifth picture in October 1996, the Orion Agreement ended and the Company has now established its own in-house theatrical distribution system. See Entertainment Production, Marketing and Distribution Operations - General, for a further description of titles included in the Orion Agreement and a discussion of the Company's theatrical distribution operation.

Income Tax Audits

     The Company is currently under examination by the Internal Revenue Service ("IRS") for the years ended 1989 through 1994 and by the California Franchise Tax Board for the years ended 1988 through 1990. In connection with their examination the Company has received certain proposed adjustments from the IRS for the 1989 through 1991 tax years, the impact of which may be to significantly increase the Company's taxable income and related tax liability in certain years under examination. The Company is in the process of analyzing the proposed adjustments, alternatives available to the Company and the potential impact the proposed adjustments will have. While the outcome of the examination is unknown, in the fourth quarter of 1996 the Company recorded an additional provision for income taxes and interest there on related to the years under examination of approximately $7,100,000. Based on the most recent discussions between the Company and the tax authorities the Company believes that, with the additional provision for income taxes recorded in 1996, it has provided adequate reserves to cover its income tax liabilities at December 31, 1996. The payment date of the potential income tax liabilities accrued as of December 31, 1996 related to the proposed IRS audit adjustments is not known at this time, but may ultimately occur in the 1997 fiscal year.

Management Changes

     Since the beginning of 1996, Anthony J. Scotti, Masao Nomura,
R. Timothy O'Donnell, Frans Afman and Roger Smith have resigned from or decided not to stand for reelection to the Board of Directors, and Messrs. Melvin Pearl, Charles MacDonald, Michael Jay Solomon, Akira Niijima, Eiji Orii, Charles Yamarone and Makoto Koshiba have been elected or appointed as Directors. The departures of Messrs. Scotti, Nomura, O'Donnell, Afman and Smith from the Board of Directors were not the result of any dispute with the Company.

Entertainment Production, Marketing and Distribution Operations

General

     Historically, the operations of the Company and VCL focused on the acquisition and distribution of home video programming in the United States and Canada (through LFM) and in German-speaking Europe (through VCL), by marketing and distributing videocassettes to wholesalers, retailers and consumers directly. LIVE controls the United States and Canadian home video rights (hereinafter referred to as "domestic home video rights") and certain international and television rights to a catalog in excess of 2,000 titles, inclusive of approximately 1,000 titles acquired from Vestron Inc. ("Vestron") in 1991. (Vestron was an independent home video supplier with approximately 1,000 titles in its catalog, including such titles as Dirty Dancing, Platoon, Hoosiers, the Smithsonian Series, the National Audubon Series and others, and the rights to exploit all sequels to Dirty Dancing.) Vestron is now a label owned and distributed by the Company.

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

     During the past few years the Company has found it increasingly difficult to acquire just the domestic home video rights to quality motion picture productions on terms the Company believed to be commercially attractive. This trend was exacerbated by the bankruptcy of Carolco, its most reliable source of A+ motion picture product, and by the acquisition by major studios of a number of independent production and distribution companies from whom the Company had acquired video rights in the past, such as New Line Cinema Corporation and Miramax Pictures. Thus, in early 1994, the Company announced plans to expand its business activities into the theatrical release of a limited number of motion pictures and the direct licensing of international, television rights and other ancillary rights to third parties rather than through intermediaries. Further, in late 1994, the Company released its first interactive product through its newly formed interactive division.

      Examples of this activity include the Company's acquisition of all rights to films which are intended to have worldwide appeal, yet take advantage of the Company's historical strength in the domestic home video market. In 1995 the Company entered into agreements to acquire, upon completion, two major theatrical motion pictures, The Substitute, an action thriller directed by Robert Mandel and starring Tom Berenger, Ernie Hudson, Glenn Plummber, and Diane Venora, and The Arrival, writer/director David Twohy's sci-fi thriller, with Charlie Sheen, Ron Silver, Terri Polo, and Lindsay Crouse. The two pictures were released in the United States theatrical market in early 1996 through Orion, who was responsible for the United States and Canadian theatrical distribution of a package of five pictures produced by the Company under the Orion Agreement through 1996. See "Recent Developments for the Company - New Distribution Agreements." Other motion pictures produced or acquired by the Company and released theatrically by Orion through this package deal include the hit German comedy Maybe...Maybe Not ("Der Bewegte Mann"), which has garnered acclaim in festivals worldwide and stars Til Schweiger, Trees Lounge, written and directed and starring indie film favorite Steve Buscemi, with an ensemble cast including Anthony LaPaglia, Chloe Sevigny and cameos by Mimi Rogers, Daniel Baldwin, and Carol Kane, among others, with a special appearance by Samuel Jackson, and Phat Beach, a black hip hop comedy.

     To make all-rights acquisitions, the Company frequently becomes involved with, and has active input on, projects at the earliest possible date, from development through physical production and completion of the finished film, and generally may have input over all key production elements. Even with the Company's involvement in the early production stages of a film's development, it will continue to be difficult to predict the theatrical acceptance of any particular motion picture the Company may acquire or produce. The theatrical results of a motion picture is a significant factor in generating revenues in all media, including home video.

     In 1996, the Company engaged Orion to handle the theatrical distribution of its films. Orion had the infrastructure to book, bill, collect and service the exhibition community that LIVE did not possess. LIVE retained control over marketing decisions and responsibility for the theatrical releasing costs. The Company believes it experienced significant distribution quality and targeted penetration problems, occurring occasionally in this type of relationship with a third party distribution arrangement. In order to address these problems, reduce the overall cost to the Company for such distribution services, and take advantage of additional opportunities that a LIVE owned and operated theatrical distribution system could provide, the Company made the decision to bring the domestic theatrical distribution operation in-house in 1997. This decision was made after detailed cost/benefit analysis, and will thus allow the Company to better control and exploit the theatrical distribution of its filmed product. LIVE anticipates releasing between six to ten theatrical films each year, with eight releases planned in 1997. The first such film released under LIVE's theatrical distribution system was the limited regional release "Hotel de Love" in January 1997. Other theatrical releases in 1997 include "Dead Men Can't Dance", "Critical Care" (directed by Sidney Lumet and starring James Spader and Albert Brooks), "Wishmaster" (produced by Wes Craven), "Boys Night Out" (starring, Christopher Walken, Denis Leary and Sean Patrick Flannery) and "The Winner" (starring Rebecca DeMornay). In addition, this decision may provide an additional revenue stream to the Company in that other independent film producers can utilize LIVE's theatrical distribution system in a typical "rent-a-system" deal. Under this arrangement, LIVE will service such films theatrically with little or no risk, and collect a fee for doing so. In many cases this may provide opportunities for the Company to distribute these films in other media such as in the television and international markets.

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

Motion Picture Financing and Production

     The Company is involved in the production and financing of a variety of motion pictures. The typical cost of a motion picture produced by a major studio for wide release averages more than $36,000,000. The Company intends to keep its average production budget to less than $20,000,000, although it may spend more for titles it believes to have significant commercial potential. Production costs consist of acquiring or developing the screenplay, film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution expenses, which consist primarily of the costs of advertising and release prints, are additional expenses and are not included in direct production costs.

     Independent production companies generally avoid incurring the substantial overhead costs of the majors by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a project-by-project basis. Unlike the major studios, the independents also typically finance their production activities from outside sources rather than out of cash flow. Such sources include bank loans, "pre-sales", equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and require payment.

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

     Both major studios and independent film companies often acquire motion pictures for distribution through an industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to acquire from an independent production company all rights to a film upon completion of production. The independent production company normally finances production of the motion picture pursuant to financing arrangements with banks or other lenders in which the lender is granted a security interest in the film and the independent production company's rights under its arrangement with the studio or independent. When the studio or independent "picks up" the completed motion picture, it assumes (and in the case of the Company, most often simply pays) the production financing indebtedness incurred by the production company in connection with the film. In addition, the independent production company is paid a production fee and generally is granted a participation in the net profits from distribution of the motion picture. Examples of films the Company has recently acquired through negative pickup arrangements include Critical Care and The Substitute.

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

                                Months After        Approximate
                                Initial Release     Release Period

Domestic home video             4-6  months         ----
Domestic pay-per-view           4-6  months         3 months
Domestic pay television         6-10 months         12-21 months
Domestic network/basic cable    30-36 months        18-36 months
Domestic syndication            30-36 months        3-15 years
Foreign home video              6-12 months         ----
Foreign television              18-24 months        18-30 months

     The distributor typically acquires rights from the producer to distribute a motion picture in one or more of the markets described above. The distributor typically agrees to advance the producer a non-refundable minimum royalty or guarantee, which is to be recouped by the distributor out of profits generated from the distribution of the motion picture in whatever markets it has acquired. Generally, the producer also is entitled to receive a participation equal to an agreed-upon percentage of all net revenues received from distribution of the motion picture over and above the advance once the advance is recouped. As noted, the Company in the past generally acquired only domestic home video rights, but now seeks to control or acquire all rights to films it produces or licenses from third parties.

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

     The distributor and theatrical exhibitor generally enter into an arrangement providing for the exhibitor's payment to the distributor of a percentage of the box office receipts for the exhibition period, in some cases after deduction of the theater's overhead, or a flat negotiated weekly amount. The distributor's percentage of box office receipts generally ranges from an effective rate of 35% to over 50%, depending upon the success of the motion picture at the box office. Distributors carefully monitor the theaters which have licensed the picture for exhibition to ensure that the exhibitor promptly pays all amounts due the distributor. Substantial delays in collection are not unusual. When the Company acquired all rights to a motion picture having theatrical potential, it previously engaged the services of a theatrical distribution company to handle the theatrical exhibition of the film in the United States. In the past, the Company has used the services of MGM Pictures and Orion.

     As noted above, in 1997 the Company began to distribute its own motion picture releases in the United States theatrical market. The Company's motion pictures will face significant competition from films produced and distributed by others without the benefit of an experienced distributor or proven distribution network. The theatrical success of a motion picture can be a significant factor in generating revenue in other media. Therefore, there is a substantial risk that some or all of the Company's projects will not be commercially successful, resulting in costs not being recouped or anticipated profits not being realized. The Company's film production activities require the initial expenditure of significant funds, while revenues relating to such films and programs are generated over an extended period of time. In addition, as a result of the Company acquiring film product earlier in its production stages, the possibility always exists that the finished product may be different from that which was initially envisioned. Theatrical distribution will require an increase in overhead and the commitment of additional capital resources by the Company. No assurances can be given that theatrical distribution efforts by the Company will be successful.

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

     Overall growth in the domestic home video market has slowed as growth in the number of new outlets and new VCR homes has moderated. The growth in outlets designed to serve the rental market has remained essentially flat for the past several years, while the number of new outlets which offer videocassettes and videodiscs for sale has increased. The sell-through market continues to be a seasonal business, except for feature films initially released on home video at prices generally below $30. Furthermore, new technologies which satellite transmission and telephone companies and others are developing could make competing delivery systems economically viable and could alter the home video marketplace.

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

Foreign Markets

     In addition to their domestic distribution activities, some motion picture distributors generate revenues from distribution of motion pictures in foreign theatrical markets, home video, television and other foreign markets. There has been a dramatic increase in recent years in the worldwide demand for filmed entertainment. This growth is largely due to the privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration.

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

Acquisition of Motion Picture Distribution Rights by the Company

General

     Distribution rights to motion pictures can encompass various media (e.g., theatrical, home video, free or pay television, electronic publishing, CD-ROM, interactive) and various markets or territories (e.g., the United States and Canada, Great Britain and Japan). In the past, the Company generally acquired only home video rights and not the rights to broadcast or cablecast programs or to exhibit programs on pay-per-view television or in movie theaters or similar locations. Historically, where these other rights were acquired, the Company exploited them by sublicensing the rights to third parties whose principal businesses included exploitation of such rights. In early 1994, the Company expanded its business activities into the theatrical distribution of a limited number of motion pictures and the direct licensing of international and television rights to third parties rather than through intermediaries. Now, where possible, the Company focuses on the acquisition of worldwide distribution rights to a motion picture in all media, or, where feasible, distribution rights in all media for either the North American or international market places.

     The Company's decision process in acquiring a finished or an unfinished movie is similar. The Company collects information concerning new motion pictures being contemplated or entering the production cycle. This information is obtained from trade sources and from personal relationships and contacts. The acquisition process focuses on productions which seem most likely to fit the Company's requirements for worldwide marketability and profit potential. Before the Company acquires distribution rights for any motion picture, the Company analyzes not only the picture's projected costs, revenues and scheduling, but also the effect of these assumptions on overall Company performance. The Foothill Credit Facility imposes limitations on the size of minimum guarantees or production or acquisition cost the Company can incur without the lender's approval.

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

Domestic Theatrical Distribution Rights

     Historically, LIVE only occasionally acquired theatrical distribution rights to certain of its films. However, when such rights were acquired - for films such as Tom and Jerry - The Movie, Reservoir Dogs, Bad Lieutenant, American Heart, Light Sleeper and Bob Roberts, for example - LIVE exploited the rights by sublicensing them to third parties whose principal businesses was theatrical distribution of such rights. Management of the Company considers the theatrical distribution of a film extremely important as a marketing tool which enhances video and international sales and thus LIVE focuses on acquiring theatrical distribution rights as part of the overall acquisition where possible, even if a film ultimately will not be released theatrically. The Company released theatrically five films during fiscal 1996, including The Arrival, directed by David Twohy (writer of The Fugitive and Waterworld), The Substitute, directed by Robert Mandel (director of School Ties, fx and Big Shots), and Maybe . . . Maybe Not, in the United States through its relationship with Orion. The Company generally targets motion pictures for distribution on a national basis which can result in substantial amounts being expended for the costs of national advertising and the manufacturing of initial release prints. The exception to this national focus would be that certain motion pictures be targeted to various demographic audiences, as opposed to the mainstream public, and such pictures would be distributed on a more regional, less expensive, basis. While the Company does not believe that theatrical distribution of its motion pictures will be a source of material profits due to the risks inherent in that business, management of LIVE believes that the theatrical market has significant upside potential should any particular film perform well. It is not uncommon for heavily advertised films with theatrical losses to have increased performance in video and other ancillary media that partially or totally offset such losses. However, no assurance can be made as to results with respect to any particular release.

     The Company is in various stages of post production, production, development and pre-production on a number of projects, and intends to have many of these films distributed theatrically in the United States. Of those films to which the Company holds domestic theatrical distribution rights, LIVE intends to release most through its own new theatrical distribution division. An occasional film may be distributed in the future through third parties.

Domestic Home Video Distribution Rights

     LIVE has developed operating strategies which it believes enhance sales and profit growth potential by focusing on securing long-term access to commercially viable motion pictures primarily for video release. It categorizes the feature films it releases on video by reference to relative acquisition costs and expected unit sales. "A+" titles generally are those films with some combination of significant box office revenues, established stars, wide theatrical distribution and/or large budgets. "A" titles usually are feature films with cast or other elements which give them a defined audience appeal and which also receive wide theatrical distribution. Those films categorized as "B" titles generally include a variety of more modestly budgeted films which, if released theatrically, are done so on a limited or regional basis. In addition to motion picture product, the Company also acquires non-theatrical programming such as sports and fitness programming, children's programming, special interest products and interactive programs.

     Pursuant to various agreements with independent motion picture producers, the Company released on home video 21 feature film titles during 1996. This included the successful video rental releases of the major motion pictures The Arrival and The Substitute. LIVE anticipates releasing on home video a total of between 35 to 45 feature films in 1997 through 1998. Management believes that, under current market conditions, "B" titles generally will be available at favorable prices on a title by title basis, either in the pre-production stage or as finished product. LIVE also intends to continue to aggressively pursue opportunities to acquire video rights in children's, budget line and special interest programming.

     In recent years, management of the Company decided to begin releasing fewer rental titles per month than in prior years for a number of reasons, among them being: (a) fewer titles being purchased by LIVE as a result of lack of availability, and (b) a shift in rental market tastes, with a much greater portion of video store purchases being devoted to theatrically released "A" titles than direct-to-video or direct-to-television "B" titles.
Management of the Company has addressed these issues by (i) reducing its number of rental titles released per month, particularly the direct-to-video "B" titles, allowing LIVE's marketing and sales forces to place increased emphasis on a smaller number of titles, (ii) acquiring more rights to films than only domestic video rights (including theatrical, television, international and CD-ROM) and diversifying its business to license such additional rights directly rather than through intermediaries,
(iii) continuing LIVE's focus on the sell-through business, exploiting the Company's library of over 2,000 titles including children's and special interest programs and (iv) attempting to release a higher percentage of "A" titles by increasing its efforts to acquire films with greater theatrical release potential.

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

     Domestic home video rights, when acquired under exclusive licenses without other rights, are typically acquired for a term of 15 years or more, in return for non-refundable advances against future royalties which are generally based on either a percentage of the Company's wholesale selling price or a percentage of profit contribution derived from the sale of videocassettes. In most instances, the advance is paid on or after the delivery of the applicable picture to the Company, which typically occurs six to twelve months prior to video release. Furthermore, the licenses may require the film's producer or distributor to make certain minimum print and advertising expenditures toward the theatrical release of the motion picture. In those instances where the Company pays a substantial portion of the royalty advance prior to completion, a completion bond in favor of the Company guaranteeing that a movie will be finished is almost always required, or the funds are escrowed or secured by a letter of credit. Acquisition costs vary substantially from title to title, depending on the Company's assessment of the projected demand for the program.

     LIVE, under its children's programming label, Family Home Entertainment ("FHE"), has over the years built a substantial library of children's titles. FHE has secured worldwide rights to release videocassettes of the Teenage Mutant Ninja Turtles animated television series. LIVE also has an agreement with Broadway Video Entertainment granting it home video rights to programs including Rudolph the Red Nosed Reindeer, Frosty the Snowman, Santa Claus is Coming to Town, The Little Drummer Boy, Here Comes Peter Cottontail and Frosty Returns through 1997. Broadway Video Entertainment recently sold its family entertainment library to Golden Books Family Entertainment Inc. and LIVE was unable to renew its license to distribute these programs when the current agreement expires in 1997. See a further discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, license agreements have been secured for programming featuring the products of major toy manufacturers including such licensed characters as Robotech, Pound Puppies, G.I. Joe, Transformers, JEM, Mapletown, Velveteen Rabbit, Strawberry Shortcake, The Mad Scientist, Babar, Care Bears, Bucky O'Hare, Hello Kitty and Friends, Phantom 2040, Papa Beaver, The Highlander (animation), Enchanted Camelot, Skysurfer Strike Force, The Bears Who Saved Christmas, Santa's Christmas Crash, Santa's Christmas Snooze, Princess Gwenevere, Flash Gordon, The Littlest Pet Shop and Baryshnikov Stories From Childhood. Management of the Company intends to continue LIVE's emphasis on building and exploiting its FHE library.

     LIVE also distributes non-theatrical products such as the Smithsonian Series and the Audubon Series. LIVE distributes music videos, including those by Michael Jackson, the Rolling Stones and the Doobie Brothers. Sports and fitness titles include the PGA Tour, a Jose Canseco instructional tape and Paula Abdul and Marla Maples fitness tapes.

     LIVE maintains its own sales organization which prepares sales and marketing plans for new release and catalog promotions and works closely with wholesale distributors, rackjobbers and key retailers in the United States. Pursuant to an agreement expiring in May 1998, Warner/Elektra/Atlantic Corporation ("WEA") handles all physical aspects of United States distribution, billing and collections for the Company. The Company has a similar arrangement with MCA Canada Ltd., with respect to the Company's Canadian sales, marketing and distribution activities under an agreement that expires in 1997, subject to a three year option to extend in favor of LIVE.

Television Distribution Rights

     Television distribution rights will be acquired by the Company where available. Television networks, independent television networks, television stations and cable system operators generally license television series, films and film packages (consisting of theatrically released feature films and made-for-television movies) pursuant to agreements with distributors or syndicators that allow a fixed number of telecasts over a prescribed period of time for a specified cash license fee or for barter of advertising time. LIVE distributes the television rights to films it acquires through its own staff.

International Distribution Rights

     International distribution rights include rights in various media (e.g., television, theatrical and home video) and to various territories (e.g., the United Kingdom, Japan and the Benelux nations). To acquire these rights, the Company is required to pay a minimum guarantee. The minimum guarantee, along with specific recoupable marketing and other expenses, is recovered from the motion picture's gross revenues before the producer begins to participate in the net revenues. Historically, the Company only occasionally acquired international distribution rights to certain of its films, mainly through the acquisition of the Vestron library. LIVE has for some time maintained a small in-house international sales staff and utilized outside sales agents to exploit those rights. However, often when international rights were acquired (e.g., for films such as Light Sleeper), LIVE exploited the rights by sublicensing them to third parties whose principal businesses included the further sublicensing of such rights, and the Company paid a fee for such sublicensing activities. In 1996, the Company further expanded its sales force to manage international sales and to more aggressively promote its motion pictures at foreign film markets, including the Cannes Film Festival in France, the American Film Market in Los Angeles and MIFED in Italy.

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

Major Customers

     During the year ended December 31, 1994 two customers accounted for 11.0% and 12.3%, respectively, of net sales of LIVE; during the year ended December 31, 1995 two customers accounted for 17.4% and 16.6%, respectively, of net sales of LIVE; and during the year ended December 31, 1996, one customer accounted for 12.5% of the net sales of LIVE.

Employees

     As of February 28, 1997, LIVE had 156 full-time regular employees and one part-time employee. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

     In May 1994, a breach of contract claim was filed against a subsidiary of the Company, claiming nonpayment of royalties from licensing of films in foreign territories and deprivation of royalty payments as a result of misallocation of certain values asserted with licensed film properties. Films subject to the complaint were among the assets of Vestron, Inc. purchased by the Company in July 1991, and the period covered included the license periods both prior to, and subsequent to, the acquisition date by the Company. The Company filed a reply brief (including a Motion to Dismiss) on October 5, 1994, and such Motion to Dismiss was granted on the grounds of forum non conviens. Plaintiff filed a complaint in New York on March 22, 1995. The Company filed its answer, affirmative defenses and counterclaim on April 20, 1995.
Plaintiff filed a motion for class certification on September 8, 1995 to which the Company filed its opposition to the motion on November 6, 1995. After limited pre-trial discovery, a motion for class certification was argued on December 6, 1995. By order dated
June 21, 1996 and filed on June 25, 1996, the Court in this action determined that the action should be maintained as a class action under the provisions of Section 901(a) of the New York Civil Practice Law and Rules.

     The Company filed an appeal from the Order granting class certification on July 19, 1996 and filed a Motion for Decertification of the class on July 24, 1996. A hearing on the motion was heard on September 4, 1996 and on December 24, 1996 the Court denied the Company's Motion for Decertification. On February 7, 1997 the Company filed a combined appeal from the order granting a class certification and the dismissal of the Motion for Decertification, which will be considered by the New York Sate Appellate Division in April 1997.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the Company's fiscal year ended December 31, 1996.


                               PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Market Prices

     On June 21, 1996, the Company's Common Stock was listed with, and has since been traded on, the Nasdaq National Market System ("Nasdaq/NMS") under the symbol "LIVE." Between January 17, 1995 and June 20, 1996, the Company's Common stock was traded on the Nasdaq Small Cap Market. From October 11, 1994 until January 17, 1995 the Company's Common Stock traded on the over the counter market. Prior to that date the Company's Common Stock was listed on the New York Stock Exchange. As of February 28, 1997, there were 1,123 holders of record of the Company's Common Stock. As of the same date, 2,448,267 shares of the Company's Common Stock were outstanding out of 24,000,000 shares authorized.

     The following table sets forth for the periods indicated the high and low sales prices for the Company's Common Stock.

                       Year Ended December 31, 1995

Quarter Ended                          High                Low

March 31, 1995 . . . . . . . . . .    $4.000              $3.000
June 30, 1995. . . . . . . . . . .     5.000               3.500
September 30, 1995 . . . . . . . .     4.375               3.500
December 31, 1995. . . . . . . . .     4.625               2.375

                       Year Ended December 31, 1996

Quarter Ended                          High                Low

March 31, 1996 . . . . . . . . . .    $5.250              $2.750
June 30, 1996. . . . . . . . . . .     6.875               4.875
September 30, 1996 . . . . . . . .     6.000               3.250
December 31, 1996. . . . . . . . .     4.250               3.750

Cash Dividends

     The Company has never paid cash dividends on its Common Stock, which in part has been due to restrictions imposed by debt instruments. The Board of Directors expects that it will continue to retain all earnings for use in the Company's business except as required to be paid on the Series B Preferred Stock and the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock"). As of February 28, 1997, the Company had accrued (but not paid) approximately $3,078,000 of dividends on its Series C Preferred Stock, which represent accrued dividends through December 31, 1996.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth the selected financial data and other operating information of LIVE and is derived from the audited consolidated financial statements of LIVE. The data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. Certain re-classifications were made to the financial information from 1992 through 1995 to conform to the 1996 presentations.

                                             Year Ended December 31,
                                1992         1993         1994(3)     1995(3)    1996
                                   (Amounts in Thousands, Except Per Share Data)
Summary of Operations
Net sales (1). . . . . . . . .  $160,953     $143,735     $117,205    $140,112   $151,425
Operating (loss) profit. . . .    (4,854)     (21,177)      (6,174)     10,826      4,034
Interest income (expense), net   (14,424)      (6,264)      (3,300)        565        529
(Loss) income from continuing
operations  . . . . . . . . .    (17,460)     (28,209)      (9,674)     10,791      4,563
(Loss) income from
discontinued operations . . .      1,090      (22,083)        (100)         --         --
Extraordinary item  . . . . .      3,967           --           --          --         --
Net (loss) income   . . . . .    (12,403)     (50,292)      (9,774)     10,791     (3,437)
Primary
 (Loss) income per common share:
  Continuing operations. . . .   (8.20)(2)    (13.15)(2)    (8.05)(2)    1.34(2)   (3.03)(2)
  Discontinued operations. . .     .45         (9.15)       (0.04)         --         --
  Extraordinary item . . . . .    1.65            --           --          --         --
                                $(6.10)(2)   $(22.30)(2)  $ (8.09)(2) $  1.34(2) $ (3.03)(2)
Fully Diluted
  Continuing operations. . . .   (8.20)(2)    (13.15)(2)    (8.05)(2)     .53(2)   (3.03)(2)
  Discontinued operations. . .     .45         (9.15)       (0.04)         --         --
  Extraordinary item . . . . .    1.65           --            --          --         --
                                $(6.10)(2)   $(22.30)(2)  $ (8.09)(2) $   .53(2) $ (3.03)(2)

                                                     December 31,

                                1992         1993         1994(3)     1995(3)    1996
                                                 (Amounts in Thousands)
Selected Financial Data
Cash and net receivables . .    $ 33,183     $ 44,790    $ 26,214    $ 46,057   $ 49,898
Inventories. . . . . . . . .      48,961       10,124       7,842       4,813      6,206
Total assets . . . . . . . .     297,048      253,549     156,794     149,445    143,757
Total obligations. . . . . .     207,989      242,807     121,077     111,425    115,290
Total stockholders' equity .      89,059       10,742      35,717      38,020     28,467

(1) Net sales do not include sales of VCL of $31,560,000, $28,511,000, $22,712,000 and $32,527,000 for the years ended
     December 31, 1992, 1993, 1994 and 1995, respectively.
(2) Income (loss) per common share in 1992, 1993, 1994, 1995 and 1996 is net of preferred dividends of $2,397,000, $3,589,000, $3,791,000, $3,027,000, and $3,952,000, respectively, and, for
     1994 and 1995, is also net of accretion in the redemption value of the Series B Preferred Stock of $6,000,000 and $4,509,000, respectively.
(3) The table does not include financial data of the Company's Specialty Retail Division, which consisted of its formerly wholly owned subsidiary, Strawberries Inc. ("Strawberries") and Strawberries' wholly owned subsidiary, Waxie Maxie Quality Music Co. ("Waxie Maxie"), subsequent to their sale in August 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Continuing Operations

     Net sales of LIVE increased to $151,425,000 during 1996 compared to $140,112,000 during 1995. The increase of $11,313,000, or 8.1%, is primarily attributable to theatrical and international sales including sales of The Substitute and The Arrival and increased television revenue in 1996. The increase was partially offset by a decrease in video rental sales. The Company's home video division released 21 rental titles during 1996 compared to 24 rental titles in 1995.

     Gross profits of LIVE decreased $3,222,000 or 11.9%, to $23,865,000 during 1996 compared to $27,087,000 during 1995. As a percentage of sales, gross profit decreased to 15.8% during 1996
from 19.3% during 1995.   The decrease in both gross profit dollars
and as a percentage of sales is primarily the result of lower gross profits being generated on the Company's 1996 theatrical releases.

     Selling, general and administrative expenses of LIVE increased $658,000, or 4.3%, to $15,907,000 during 1996 compared to
$15,249,000 during 1995. As a percentage of sales, the amount decreased to 10.5% during 1996 from 10.9% during 1995. The dollar increase is primarily a result of increased overhead costs associated with expansion of the Company's business into theatrical, international and television operations. The decrease as a percentage of sales is primarily due to increased sales in 1996.

     Interest and other income decreased $366,000 or 15.1% to $2,058,000 during 1996 compared to $2,424,000 during 1995, which was primarily the result of a decrease in interest earned on cash on hand.

     Interest expense of LIVE decreased $330,000, or 17.8%, to 1,529,000 during 1996 compared to $1,859,000 during 1995. Included in interest expense for the year ended December 31, 1995 is $563,315 related to the increase in the interest rate on the LIVE Increasing Rate Notes from 10% to 12% per annum, which was provided for in an amendment to the Indenture governing the LIVE Increasing Rate Notes. The interest rate increase on the LIVE Increasing Rate Notes was to occur in March 1996, and such interest from and after that date is included in the carrying value of the LIVE Increasing Rate Notes in accordance with Financial Accounting Standards Board Statement No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructuring and therefore not included in interest expense. The decrease was partially offset by interest incurred on amounts outstanding under the WEA distribution agreement.

     Preferred dividends of $3,952,000 in 1996 and $3,027,000 in 1995 represent the cash dividend accrued on both the Series B Preferred Stock (5% to May 1, 1996 and 10% thereafter) and the Series C Preferred Stock (5%), as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

     The effective income tax rate for 1996 was 175.3% compared to an effective tax rate of 5.3% for 1995. The significant increase is primarily due to the Company recording an additional provision for income taxes of $7,100,000 in 1996 as a result of certain adjustments proposed by the Internal Revenue Service in connection with its examination of the Company's 1989 through 1991 tax returns.

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

     Preferred dividends of $3,027,000 in 1995 and $3,791,000 in 1994 represent the 5% cash dividend accrued on both the Series B Preferred Stock and the Series C Preferred Stock, as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

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

Liquidity and Capital Resources

     Historically, the Company has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of debt instruments. For the year ended December 31, 1996 the Company generated negative cash flow from operations of approximately $3,863,000 primarily due to an increase in accounts receivable associated with the 1996 releases.

     Operating results of the Company can be significantly affected in any one reporting period by the amount, quality, and availability of film properties available for exploitation. Movement of release and availability dates of films from one quarter to another quarter, or year to year, can have a material impact on the planned and potential operating results for the periods affected. As a result of the apparent lack of a particularly significant film release in the first two quarters of 1997, the Company does not anticipate reporting net income for those periods.

     The Company is party to an agreement with Broadway Video Entertainment ("BVE") that granted the Company certain home video rights to certain Christmas and other seasonal video programs. This agreement expires at the end of 1997. BVE recently sold its family entertainment library to Golden Books Family Entertainment Inc. and LIVE was unable to renew its license to distribute these programs when the current agreement expires. Programs under this contract provided approximately 9.7% of the Company's total net revenues for 1996 and 1995, and approximately 16.7% and 13.3% of the company's gross profit for 1996 and 1995, respectively.

     The Company is currently under examination by the Internal Revenue Service ("IRS") for the years ended 1989 through 1994 and by the California Franchise Tax Board for the years ended 1988 through 1990. In connection with their examination the Company has received certain proposed adjustments from the IRS for the 1989 through 1991 tax years, the impact of which may be to significantly increase the Company's taxable income and related tax liability in certain years under examination. The Company is in the process of analyzing the proposed adjustments, alternatives available to the Company and the potential impact the proposed adjustments will have. While the outcome of the examination is unknown, in the fourth quarter of 1996 the Company recorded an additional provision for income taxes and interest there on related to the years under examination of approximately $7,100,000. Based on the most recent discussions between the Company and the tax authorities the Company believes that, with the additional provision for income taxes recorded in 1996, it has provided adequate reserves to cover its income tax liabilities at December 31, 1996. The payment date of the potential income tax liabilities accrued as of December 31, 1996 related to the proposed IRS audit adjustments is not known at this time, but may ultimately occur in the 1997 fiscal year.

     On May 27, 1995, LIVE entered into a three year extension of its distribution agreement with Warner-Elektra-Atlantic Corporation ("WEA"). Under the terms of the agreement, WEA advanced $10,000,000 to LIVE, recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, plus
interest at LIBOR plus 0.2%.   On October 21, 1996 LIVE amended the
distribution agreement, effective as of May 7, 1996, whereby LIVE assumed responsibility of all sales and sales solicitation services which were previously the responsibility of WEA. The amendment also included a reduction in certain distribution fees charged by WEA, as a result of the shift in sales and sales solicitation responsibility, and an additional advance to LIVE of $10,000,000. The additional advance is recoupable from distribution revenues during the remaining term of the agreement at $476,190 per month plus interest at LIBOR + 0.2%. In order to obtain the advances, LIVE granted WEA a second priority security interest in substantially all of LIVE's assets. As of December 31, 1996, there was $13,571,000 outstanding under the advance, and the interest rate on the advance at December 31, 1996 was 5.44%.

     Investing activities generated a negative cash flow of $510,000 during the year ended December 31, 1996, primarily as a result of the acquisition of property and equipment at LIVE.

     LIVE experienced negative cash flows from financing activities of $3,162,000 during the year ended December 31, 1996 primarily due to the repurchase of 377,500 shares of the Company's Series B Preferred Stock, interest and principal payments on long term obligations and payment of dividends on the Series B Preferred Stock.

     LIVE and its affiliates are a party to a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") that expires in November 1997. In March 1997, an amendment was entered into that extended the expiration date of the Foothill Credit Facility, under the existing terms, to March 1, 1998. Borrowings available under the Foothill Credit Facility are limited to $27,500,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LIVE and its affiliates. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly. In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of December 31, 1996 the Company was in compliance with all such financial ratios. There were no amounts outstanding under the Foothill Credit Facility as of December 31, 1996.

     The Company has not borrowed any funds under the Foothill Credit Facility since it was obtained in November 1994, and the Company has had substantial cash balances throughout the 1995 and 1996 fiscal years. As a result of the Company's upcoming anticipated cash expenditures relating to theatrical releases and production/acquisition schedules for the remainder of 1997, it is expected that the cash balances on hand will be utilized and the Company will have to draw funds against its credit facility to meet its anticipated future cash expenditures. This will reduce the liquidity of the Company in 1997 when compared to the 1995 and 1996 cash and borrowing positions. In connection with the Equity Rationalization, the Company is seeking to replace and expand the existing credit facility, which would provide the Company with increased liquidity over a term beyond November of 1997 and allow it to fulfill its present business plan. If such efforts to secure an expanded facility are unsuccessful, the Company believes it will be able to extend the existing credit facility or find alternative credit facility sources in order to allow it to continue its business operations, although in a slightly reduced capacity.

     Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31 of 1993, 1994, 1995 and 1996 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, 1994, 1995 and 1996 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled approximately $3,078,000 as of December 31, 1996.

     The unpaid Series C Preferred Stock dividend itself bears a dividend of 5% per annum, and is due on the next regularly scheduled dividend payment date for the Series C Preferred Stock. LIVE intends to pay the June 30 and December 31, 1993, 1994, 1995 and 1996 dividends, plus the additional dividends thereon, as soon as it has sufficient net income to permit such payment to occur or as soon as the Series B Preferred Stock has been redeemed, provided that such payment does not impair the capital of LIVE and is permitted under the Delaware General Corporation Law ("DGCL").

     As of December 31, 1996, the aggregate redemption price for the Series B Preferred Stock was $38,198,000 ($10.00 per share).

     Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred Stock from time to time, either through private purchases or through open market purchases. Through December 31, 1996, LIVE acquired, and subsequently retired, a total of 2,177,500 shares of the Series B Preferred Stock at an average price of $4.27 per share.

     On August 21, 1996 the Company filed a Schedule 13E-4 with the Securities and Exchange Commission which outlined the Equity Rationalization. In addition, the Company is seeking to replace its existing $30,000,000 Foothill Credit Facility with a larger working capital facility, and to refinance its current outstanding
$40,000,000 LIVE Increasing Rate Notes.   The Company continues to
negotiate financing terms for an exchange offer. In addition, the Company has been approached about a possible transaction involving the sale of the entire Company. Any such transactions would be subject to a number of conditions, and there is no assurance that either of these transactions, or any other transactions, will be finalized or completed. The Company believes that the Equity Rationalization, if completed, will simplify its existing complex capital structure, provide additional liquidity for growth and expansion, and reduce the cash dividend cost of its existing equity securities.

     Failure of the Company to consummate an equity rationalization plan at this time would require the Company to begin accumulating cash to retire the LIVE Increasing Rate Notes, of which $20,000,000 are due in 1998 and the remaining $20,000,000 in 1999, and would therefore reduce the funds available for the Company's operations. This would include analyzing all opportunities of accumulating cash, including eliminating the cash outlays relating to dividend payments, reducing expenditures on film production and acquisition and general operating overhead.

     The completion of the Equity Rationalization is subject to completing satisfactory documentation for refinancing sources of senior and subordinated debt, approval by the Company's Board of Directors, shareholders and regulatory agencies, completion of legal documentation, and acceptance of the tender offer if and when made. As such, no assurances can be given that the Company's efforts will be successful.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to the Directors and executive officers of the Company as of February 28, 1997.

     Name             Age           Position

Jay Burnham           34            Director
Makoto Koshiba        53            Director
Jonathan D. Lloyd     44            Director
Charles MacDonald     38            Director
Akira Niijima         52            Director
Ryuichi Noda          62            Director
Eiji Orii             38            Director
Melvin Pearl          61            Director
Gregory R. Pierson    38            Director
Michael Jay Solomon   59            Director
Charles A. Yamarone   38            Director
Roger A. Burlage      54            Director; Chairman of the
                                    Board and Chief Executive
                                    Officer of the Company and
                                    LIVE Film and Mediaworks Inc. ("LFM")
Ronald B. Cushey      40            Director; Executive Vice
                                    President/Chief  Financial
                                    Officer and Corporate
                                    Secretary of the Company and LFM
Paul Almond (1)       54            Executive Vice President/Production and
                                    Acquisitions of LFM
Steven E. Mangel (1)  43            Executive Vice President/Legal and Business
                                    Affairs and General Counsel of LFM
Elliot Slutzky (1)    48            Executive Vice President/Sales and
                                    Marketing of LFM
Ann Dubinet (1)       41            President of International
                                    Distribution of LFM
Robert L. Denton      37            Senior Vice President/Chief
                                    Accounting Officer of the
                                    Company and LFM
____________
(1) Executive officers of LFM who were determined by the Board to be executive officers of the Company by virtue of the policy making functions that they perform for the Company.

    Mr. Burlage has served as President and Chief Executive
Officer of LIVE and LFM since January 1994, became a Director of the Company in December 1994 and Chairman of the Board in March 1996. From 1989 until joining LIVE, Mr. Burlage served as President and Chief Executive Officer of Trimark Holdings, Inc. ("Trimark"), a diversified entertainment company. Prior to joining Trimark, Mr. Burlage served in several other capacities in the entertainment industry, including positions with New World Pictures, Ltd. ("New World") and with AVCO Corporation and AVCO Embassy Pictures.

    Mr. Burnham, a Director of the Company since June 1993, has been an investment analyst with DDJ Capital Management ("DDJ"), a diversified investment management firm, since March 1, 1996. From January 1, 1995 until he joined DDJ, Mr. Burnham was a Vice President of Libra Investments, Inc. ("Libra"), a specialized investment banking firm. From June 1990 until he joined Libra, Mr. Burnham performed investment analyst services for Paul D. Sonz Partners, a diversified investment services firm. From August 1987 until June 1990, he was an investment analyst with Columbia Savings and Loan Association, a financial savings institution. Mr. Burnham is a Director of Bally's Las Vegas, a hotel and gaming establishment located in Las Vegas, Nevada.

    Mr. Koshiba has been a Director of the Company since May 1995 and has been General Manager of the Finance Division of Pioneer since August 1993. From September 1991 to August 1993, Mr. Koshiba served as Executive Vice President, Secretary and Treasurer of Pioneer Electronics Capital Inc., a company engaged in the business of providing financing to the United States Pioneer companies.
From August 1985 to September 1991, Mr. Koshiba was Secretary and Treasurer of Pioneer Electronics (USA) Inc., a company engaged in sales and marketing of consumer electronics in the United States.

    Mr. Lloyd, a Director of the Company since June 1993, is currently Managing Director of Mandeville Partners, LLC, a venture capital and investment banking concern concentrating in telecommunications and media. From 1993 to July 1995, Mr. Lloyd was the Chairman, President and Chief Executive Officer of OpTel, Inc. ("OpTel"), a company engaged in the provision of cable television services. Prior to joining OpTel, Mr. Lloyd was the President of Qintex Entertainment, Inc. ("Qintex"), a company engaged in the development and production of television programming, a position he held from January 1990 until he became President of OpTel. From April 1988 to January 1990, Mr. Lloyd was the Executive Vice President and Chief Financial Officer of Qintex. From January 1986 to April 1988, Mr. Lloyd was Executive Vice President and Chief Financial Officer of Hal Roach Studios, Inc., a producer and distributor of television programming and home video product.

    Mr. MacDonald became a Director of the Company on May 2, 1996. He is an individual investor performing investment analysis and managing a portfolio of stocks, high yield bonds and limited partnerships. From November 1987 to July 1995, Mr. MacDonald was a Securities Analyst and Portfolio Manager for Elliott Associates, L.P., a New York based investment management firm. From June 1985 to October 1987, Mr. MacDonald worked for Chemical Bank as an associate in the Equities Group. Mr. MacDonald also serves as a director of Bio-Technology General Corp.

    Mr. Niijima became a Director of the Company on July 11, 1996. Mr. Niijima joined Pioneer in April 1969. In October 1995 he was named President of Pioneer North America, Inc. ("PNA"), and is responsible for corporate planning, shareholder relations and legal matters involving PNA and its subsidiaries.

    Mr. Noda became a Director of the Company in December 1994.
Mr. Noda became President of Pioneer LDC, Inc. ("PLDC"), a subsidiary of Pioneer, in April 1991 and has been a Director of Pioneer since December 1988. From October 1988 to April 1991, he was Deputy General Manager of the International Division of Pioneer. From January 1986 until October 1988, he was President and Chief Executive Officer of Pioneer Electronics (USA) Inc. From 1985 to 1986, he served as General Manager of the Planning and Coordination Department of the International Division of Pioneer. Mr. Noda also served as a Director of Carolco Pictures Inc. ("Carolco"), a diversified entertainment company engaged in the financing, production and leasing of motion picture properties worldwide, until his resignation from Carolco's Board on November 10, 1995. In November 1995, Carolco filed for reorganization under Chapter 11 of the United States Bankruptcy Code.

    Mr. Orii became a director of the Company on February 18, 1997. He has been the Manager of the Corporate Planning Division of PLDC since 1996, after serving as Manager of the Planning Administration Section, International Division, of PLDC since 1995. From 1991 to 1995 Mr. Orii was the Manager of Corporate Planning and Budget Control, of Pioneer LDCE Limited in the United Kingdom.

    Mr. Pearl become a director of the Company on May 2, 1996. He is a senior partner in the law firm of Katten Muchin & Zavis and was one of its founding partners in June, 1974. In 1984, Mr. Pearl formed his own production company and has been an active film producer in addition to his practice of law. Mr. Pearl is Chairman of DDM Film Corp. which has produced both small and large-budgeted films. He is a member of the Board of Directors, the Executive Committee and former Chairman of the Compensation Committee, of Cole Taylor Financial Group. He is also a member of the Board of Guarantee Reserve Life Insurance Company.

    Mr. Pierson became a Director of the Company in April 1994. Mr. Pierson has been the General Counsel of PNA since 1991. From 1985 to 1991, Mr. Pierson was an attorney with the law firm of Adams, Duque & Hazeltine in Los Angeles. Mr. Pierson also served as a Director of Carolco, until his resignation from Carolco's Board on November 10, 1995. In November 1995, Carolco filed for reorganization under Chapter 11 of the United States Bankruptcy Code.

    Mr. Solomon is Chairman and Chief Executive Officer of Solomon Broadcasting International ("SBI"), a Beverly Hills, California-based international communications company he founded in 1994. SBI consists of a network of worldwide production and distribution companies, as well as broadcasting, satellite and cable program delivery services in various parts of the world. From 1989 to 1994, Mr. Solomon was President of Warner Bros. International Television and from 1985 until its 1989 merger with Warner Bros., he served as President of Lorimar Telepictures Corporation ("Lorimar"). In 1978, Mr. Solomon founded Telepictures Corporation and held the position of Chairman and Chief Executive Officer, prior to its merger with Lorimar.

    Mr. Yamarone become a Director of the Company on May 2, 1996. He has been Executive Vice President of Libra Investments, Inc., a broker-dealer located in Los Angeles, California, since July 1994. Mr. Yamarone was Senior Vice President and General Counsel of Libra Investments, Inc. from October 1991 to June 1994. Mr. Yamarone was Senior Vice President-Legal of Columbia Savings and Loan, Beverly Hills, California, from January 1990 to October 1991 and was also Secretary of Columbia Savings and Loan from January 1990 to January 1991. Mr. Yamarone also serves as a Director of Continental Airlines, Inc. and El Paso Electric Company.

    Mr. Cushey has served as Executive Vice President and Chief Financial Officer of LIVE and LFM since January 1995. He became a Director of the Company on November 9, 1993 and served in that capacity until May 9, 1995, when he was replaced by Mr. Koshiba. Mr. Cushey subsequently was reappointed as a Director in June 1995, when Mr. White resigned from the Board. Mr. Cushey was an Executive Consultant for PNA from April 1992 until December 1994. He served as Chief Financial Officer of Nelson Holdings International Ltd. and Nelson Entertainment Group (collectively, "Nelson") from January 1989 until June 1991, after serving as Nelson's Acting Chief Financial Officer since November 1987.

    Mr. Almond was named Executive Vice President, Acquisitions and Productions, of LFM in January 1994. From 1986 until joining LFM, Mr. Almond was Senior Vice President, Worldwide Acquisitions at ITC Entertainment Group, an international motion picture production and distribution company.

    Mr. Mangel has served as Executive Vice President of LFM and its subsidiaries since July 1994 and currently supervises the Company's legal and business affairs department, and acts as its General Counsel. Previously, Mr. Mangel served as General Counsel and Senior Vice President/Legal and Business Affairs since August 1989 after serving as its Vice President since January 1986. From 1979 until joining LFM, Mr. Mangel was a private practitioner, specializing in copyright and entertainment law, becoming a member of the law offices of Shapiro and Mangel in 1984.

    Mr. Slutzky was named Executive Vice President, Sales and
Marketing of LFM in February 1994. From 1989 until his appointment at LFM, Mr. Slutzky was President, Marketing and Distribution, for Epic Productions, Inc. and Vision International.

    Ms. Dubinet was named President of International Distribution of LFM in September 1996. From 1990 until her appointment at LFM, Ms. Dubinet was President of Island Pictures International and its predecessor, World Films.

    Mr. Denton has served as Senior Vice President of Finance and Chief Accounting Officer of LIVE and LFM since March 1996, after serving as Vice President and Chief Accounting Officer since July 1990. From 1982 until joining LIVE, Mr. Denton was employed by the accounting firm of Ernst & Young LLP, most recently as Senior Manager.

Arrangements Pursuant to Which Certain Directors Have Been Elected

    By the terms of the Certificate of Designations, Preferences and Relative, Participating, Optional or Other Special Rights of the Outstanding Preferred Stock, the holders of the Outstanding Preferred Stock, voting as a class, are entitled to elect four Directors of the Company, and more in certain events. Messrs. Burnham, Lloyd, Yamarone and MacDonald have been elected Directors by the holders of the Outstanding Preferred Stock. If the Company is successful in its attempts to complete the Equity Rationalization as described under "Business - Recent Development for the Company" the terms of the members of the Board elected by the holders of the Outstanding Preferred Stock will end at the Closing of the Equity Rationalization.

    COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission and The Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms they file.

    To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1996 all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company during the fiscal years ended December 31, 1996, 1995 and 1994 to Mr. Burlage, who has served as the Chief Executive Officer of the Company from January 1994 and to its four most highly compensated executive officers other than the Chief Executive Officer at December 31, 1996. As of the end of the fiscal year ended December 31, 1996, there were only two executive officers of the Company (Mr. Burlage and Ronald B. Cushey). Mr. Cushey became Executive Vice President and Chief Financial Officer of the Company in January 1995, and Paul Almond, Steven Mangel and Elliot Slutzky - all executive officers of LFM - were named as executive officers of the Company effective as of January 1, 1995 by virtue of the policy making functions that they perform for the Company. Messrs. Burlage, Cushey, Almond, Mangel and Slutzky are referred to herein as the "Named Executives."

     Following the Summary Compensation Table are certain additional charts and tables detailing other aspects of the compensation of the Named Executives including (a) an Option Grants Table that includes information regarding individual grants of options made to the Named Executives during fiscal 1996 along with the potential realizable values of such options, and (b) a Fiscal Year End Option Table that indicates whether any of the Named Executives exercised options in fiscal 1996, and including the number and value of unexercised options held by the Named Executives at December 31, 1996.

                         SUMMARY COMPENSATION TABLE
                                                                                  Compensation
                                       Annual Compensation                        Awards (1)
                                                                    Other
                                                                    Annual        Securities   All Other
                                                                    Compen-       Underlying   Compen-
Name and                                                            sation        Options/     sation
Principal Position             Year      Salary($)    Bonus($)      ($)(2)        SARs(#)      ($)
Roger A. Burlage               1996      $518,798     $250,000 (4)  $30,291 (5)    31,000      $ 4,500 (6)
 Chief Executive               1995       493,269       25,000 (7)   47,064 (5)   121,000           --
 Officer (3)                   1994       432,692      100,000 (8)   84,213 (9)        --           --

Ronald B. Cushey               1996       209,231       55,650 (10)      --        11,000        4,500 (6)
 Executive Vice President/     1995       182,692       15,000 (7)       --        22,000           --
 Chief Financial Officer       1994 (12)       --           --           --         5,000           --
 and Corporate Secretary

Elliot Slutzky                 1996       298,269       75,525 (10)      --        29,000        4,500 (6)
 Executive Vice President/     1995       283,846       25,000 (7)       --        15,000           --
 Sales and Marketing of LFM    1994 (12)       --           --           --            --           --

Steven E. Mangel               1996       279,300       72,345 (10)      --         8,000        8,850 (11)
 Executive Vice President/     1995       266,000       25,000 (7)       --        14,000       15,156 (11)
 Legal and Business Affairs    1994 (12)       --           --           --            --           --
 and General Counsel of LFM

Paul Almond                    1996       221,248       54,325 (10)      --        28,000        4,500 (6)
 Executive Vice President/     1995       203,654       15,000 (7)       --        12,000           --
 Production and                1994 (12)       --           --           --            --           --
 Acquisitions of LFM

 (1) The column for long-term incentive plan payouts has been omitted because no such payouts were made to any of the Named Executives during any fiscal year covered by this Table.

 (2) Perquisites and other personal benefits are not included to the extent they do not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus for the Named Executive.

 (3)     Mr. Burlage became Chief Executive Officer of the Company in
         January 1994.

 (4) A cash bonus payment of $250,000 made to Mr. Burlage in February 1996 in recognition of the Company's improved profits for the year ended December 31, 1995.

 (5) Represents $19,000 paid for life insurance for Mr. Burlage's benefit in each of 1995 and 1996 in addition to the life insurance benefits provided to all employees of the Company, and other amounts, each equaling less than 25% of the total perquisites and other personal benefits provided to Mr. Burlage, for the following costs: reimbursement for automobile leasing costs, imputed interest on a loan, disability insurance in addition to the disability insurance benefits provided to all employees of the Company and country club dues.

 (6)     Represents a matching contribution under the LIVE Incentive
         Savings Plan.

 (7)     Represents a bonus paid in recognition of the Named
         Executive's efforts in connection with the collection of a previously written off bad debt by the Company.

 (8) Represents a signing bonus paid for signing a four year employment agreement with the Company.

 (9) Represents $35,000 paid for life insurance for Mr. Burlage's benefit in addition to the life insurance benefits provided to all employees of the Company, and other amounts, each equaling less than 25% of the total perquisites and other personal benefits provided to Mr. Burlage, for the following costs: reimbursement for automobile leasing costs, disability insurance in addition to the disability insurance benefits provided to all employees of the Company, country club dues, reimbursement of legal fees and imputed interest on a loan of $29,500 made by the Company to Mr. Burlage to enable Mr. Burlage to obtain a country club membership, which loan is repayable by Mr. Burlage upon any termination of his employment relationship with the Company.

(10) Represents a cash bonus payment made to the Named Executive in February 1996 under the Company's Fiscal 1995 Corporate
         Incentive Cash Compensation Program (the "1995 Bonus
         Program").

(11) Represents matching contribution in the amount of $4,500 in each of 1995 and 1996 under the LIVE Incentive Savings Plan and in 1996 $4,350 paid for life insurance for Mr. Mangel's benefit and in 1995 a $10,656 cash payment in lieu of taking accrued vacation time.

(12) Mr. Cushey, Mr. Slutzky, Mr. Mangel and Mr. Almond were not Named Executive officers prior to January of 1995.

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

                                % of
                                Total
                                Options/
                                SARs
                     Options/   Granted to    Exercise
                     SARs       Employees     or Base          Expir-
                     Granted    in Fiscal     Price            ation
Name                 (#)        Year (1)      ($/Share) (2)    Date (3)    5% ($) (4)     10% ($) (4)
Roger A. Burlage     31,000     11.3%         $3.25            2/07/06     $89,609        $200,773
Ronald B. Cushey     11,000      4.0%          3.75            9/12/06      26,442          66,242
Elliot Slutzky       29,000     10.6%          3.75            9/12/06      72,393         177,319
Steven E. Mangel      8,000      2.9%          3.25            2/07/06      22,867          51,812
Paul Almond          28,000     10.2%          3.75            9/12/06      70,034         171,343

(1) Total of 274,400 granted.

(2) The closing price of the Company's Common Stock on The Nasdaq Stock Market's National Market on December 31, 1996 was $3.75. Amounts indicated represent highest exercise or base price of options granted to this individual in the fiscal year ended December 31, 1996.

(3) Dates indicated represent latest expiration date of any option granted to this individual in the fiscal year ended December
    31, 1996.

(4) Based upon the number of shares of the Company's Common Stock outstanding as of December 31, 1996, a 5% and 10% increase in the annual rates of stock price appreciation over the option term would result in an aggregate increase of $5,773,882 and $14,632,151 respectively, in the value of the Common Stock held by all the Company's Common Stockholders (assuming no exercise of warrants, other stock options or conversion of Series B Preferred Stock or Series C Preferred Stock).

    The following table sets forth certain information regarding option exercises and option values for the Chief Executive Officer and the other Named Executives identified in the Summary
Compensation Table.

          AGGREGATE OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR
                   AND FISCAL YEAR-END OPTION/SAR VALUES

                                                Number of
                                                Securities     Value of
                                                Underlying     Unexercised
                                                Unexercised    In-the-Money
                                                Options/SARs   Options/SARs
                                                at FY-End (#)  at FY-End ($)
                   Shares Acquired   Value      Exercisable/   Exercisable/
Name               on Exercise (#)   Realized   Unexercisable  Unexercisable(1)

Roger A. Burlage           -0-          --        62,000 (E)      $19,500 (E)
                                                  90,000 (U)       26,250 (U)

Ronald B. Cushey           -0-          --        14,500 (E)        7,625 (E)
                                                  23,500 (U)        3,375 (U)

Elliot Slutzky             -0-          --         5,700 (E)        1,425 (E)
                                                  38,300 (U)        6,325 (U)

Steven E. Mangel           -0-          --         7,000 (E)        1,750 (E)
                                                  15,000 (U)        5,750 (U)

Paul Almond                -0-          --         6,000 (E)        1,500 (E)
                                                  34,000 (U)        5,500 (U)


 (1) Amount represents the difference between the aggregate exercise price and the aggregate market price of applicable options as of December 31, 1996.

Board Fees

Directors Fees

    During 1996, all Directors of the Company were entitled to receive non-qualified options to acquire 1,000 shares of the Company's Common Stock for service as a Board member. All Directors of the Company who are not employed by the Company are also entitled to receive an annual fee of $10,000 plus $1,000 for attendance at each committee meeting.

    Former Chairman of the Board Anthony J. Scotti receives
$25,000 per month for services rendered as Chairman of the Board of Directors of the Company, and will receive $25,000 per month through June 1997 for services as a consultant to the Chairman of the Board after his resignation as Chairman in March 1996. Mr. Scotti received no other Annual Meeting or committee fees for his service on the Board.

Arrangements with Board Members

    On March 6, 1995, the Stock Option Committee of the Board granted to all current employees and Directors of LIVE and LFM (other than members of the Stock Option Committee) who were holders of options pursuant to the 1988 Plan, the option to cancel certain options (the "Canceled Options") and to receive in return therefor new options (the "New Options") pursuant to the 1988 Plan, all on the following terms and conditions: (i) the exercise price for the New Options would equal $3.50, the closing price of the Common Stock on the Small Cap Market on March 6, 1995, (ii) fifty percent (50%) of the New Options would vest on March 6, 1996; the remainder would vest on March 6, 1997, provided that no New Options would vest earlier than the scheduled vesting date for the corresponding Canceled Options, and (iii) all New Options would expire on the expiration date of the corresponding Canceled Options.

Compensation Committee Interlocks and Insider Participation

    During the fiscal year ended December 31, 1996, the following Board members served on the Company's Compensation Committee:
Messrs. Pierson, Pearl and Solomon. During the fiscal year ended December 31, 1996, none of the members of the Compensation Committee were officers or employees of LIVE or any of its subsidiaries. Furthermore, none of the members of the Compensation Committee are former officers of LIVE or any of its subsidiaries. The Company or its subsidiaries had the following relationships and transactions with members of the Board and the Compensation Committee, and/or their affiliates.

Arrangements with Mr. Scotti or Affiliates

    The Company and former Chairman of the Board Anthony J. Scotti are parties to an agreement dated December 1993, pursuant to which the Company agreed, for a term ending in December 1996, to pay Mr. Scotti $25,000 per month, plus normal Directors expenses and other out-of-pocket expenses he may incur in connection with his services to the Company, in return for Mr. Scotti making himself available to the Company or any video subsidiary thereof to act as Mr. Burlage's primary reporting person for the period ending December 31, 1996. Such compensation is payable as long as Mr. Scotti makes himself available for such purpose, whether or not the Company actually utilizes his services and whether or not Mr. Burlage remains in the Company's employ. The agreement was amended in March 1996 upon Mr. Scotti's resignation to provide for his consulting services to the Chairman of the Board through June 1997 at the same rate.

Arrangements with Mr. Afman or Affiliates

    In July 1994, the Company entered into an agreement with affiliates of former Director Frans Afman whereby such affiliates agreed to provide services with respect to the international licensing of film rights held by the Company. The fees payable to the affiliates of Mr. Afman are based on the license fee paid for such rights by unaffiliated third parties. Such affiliates of Mr. Afman also are entitled to be reimbursed for certain expenses they incur in connection with the services they perform under the agreement.

Arrangements with Mr. Pierson, Mr. Niijima, Mr. Noda, Mr. Koshiba and Mr. Orii, or their Affiliates

    Pioneer and Pioneer USA

    Pursuant to an agreement dated October 1995, which amended and extended an original agreement dated October 1991, LFM granted Pioneer USA a license for United States laser videodisc rights to LFM's library of motion pictures (subject to certain reserved rights) for a term ending in September 1998. Pioneer USA paid LFM a total of $4,600,000 ($2,300,000 in March 1996 and $2,300,000 in
August 1996) under this agreement as a non-returnable advance recoupable on a cross-collateralized basis from all royalties payable to LFM under the agreement.

    On February 8, 1996, the Company and PLDC entered into an Output Deal Agreement (the "Pioneer Output Agreement") for the distribution of the Company's theatrical productions in Japan. The three year agreement includes all theatrical films that the Company produces and acquires over the period, excluding LIVE's two recently released features, The Substitute and The Arrival. PLDC has agreed to pay a specified percentage of the applicable film's production or acquisition cost to obtain such Japanese distribution rights.

    Pioneer is the owner of all of the Series C Preferred Stock. The Series C Preferred Stock bears dividends at the rate of 5% per annum, payable semi-annually on January 1 and July 1. The semi-annual dividends on the Series C Preferred Stock scheduled to be paid to Pioneer on July 1, 1993, January 1 and July 1, 1994, 1995 and 1996, and January 1, 1997 were not paid due to restrictions on the Company imposed by the terms of the Outstanding Preferred Stock. Under the terms of the Certificate of Designations, Preferences and Rights of the Series C Preferred Stock, any accrued but unpaid dividends on the Series C Preferred Stock are added to the liquidation preference of the Series C Preferred Stock on the semi-annual payment date.

    Under the terms of the Certificate of Designations, Preferences and Relative, Participating, Optional or Other Special Rights of the Outstanding Preferred Stock, the Company is prohibited from paying dividends on any junior series of the Company preferred stock, including the Series C Preferred Stock, other than from the cumulative net income of LIVE from and after the date of issuance of the Outstanding Preferred Stock (March 23, 1993). LIVE has had a cumulative net loss since March 23, 1993 and thus has been prohibited from paying dividends on the Series C Preferred Stock. As a result of such non-payment, the unreturned liquidation preference of the Series C Preferred Stock increased to $18,077,929 as of January 1, 1997.

    The Series C Preferred Stock is convertible into that number of shares of Common Stock that is equal to the unreturned liquidation preference of the Series C Preferred Stock divided by $15.225. Thus, as of January 1, 1997, the Series C Preferred Stock was convertible into 1,187,384 shares of Common Stock.

    In July 1993, LIVE granted Pioneer, Le Studio Canal+ S.A. ("Le Studio") and RCS Video International Services B.V., a former shareholder, ("RCS") the right to require LIVE to use its best efforts to register all Common Stock in the Company owned by either Pioneer, Le Studio or RCS, whether acquired directly from the Company, upon conversion of the Series C Preferred Stock, or upon acquisition of such stock from Carolco pursuant to the financial restructuring of Carolco that occurred in October 1993.

    In July 1994, a subsidiary of LIVE and an affiliate of Pioneer reached an agreement whereby an affiliate of Pioneer received the Japanese theatrical, video and television distribution rights to the films Wagons East, Top Dog, The Beans of Egypt, Maine and Goldy III.

    Carolco

    Pioneer owned approximately 41% of the outstanding voting equity of Carolco prior to its bankruptcy in 1995. Le Studio and its affiliates own approximately 17% of the outstanding voting equity of Carolco. RCS and its affiliates owned approximately 5.8% of the outstanding voting equity of Carolco. On November 10, 1995 Carolco filed for protection from its creditors under the provisions of the United States Bankruptcy Court.

    LIVE was party to an agreement with Carolco entitling the Company to acquire home video rights in the United States and Canada for most motion pictures produced or controlled by Carolco on which principal photography had commenced prior to July 31, 1995 or for which the Company had paid an advance to Carolco prior to such date, under a series of agreements. In 1995, LFM made no payments to Carolco and at December 31, 1995 had no recorded contractual obligations under the Domestic Master Agreement, other than nominal normal royalty overage amounts.

    LIVE, through its former subsidiary, LIVE Entertainment International Inc. ("LEII"), was party to an agreement with Carolco International Inc. ("CII") entitling LEII to acquire home video rights in the German-speaking European market for most motion pictures produced or controlled by CII on which principal photography had commenced prior to July 31, 1995 or for which LFM had paid an advance to CII prior to such date (other than rights granted by CII to other parties prior to April 1991), under a master agreement entered into in April 1991 (the "German Master Agreement"). In 1995, LEII did not pay any advances to CII and at December 31, 1995 had no recorded contractual obligations under the German Master Agreement.

    In January 1995, in order to settle disputes between them with respect to the ownership of the United States and Canada video distribution rights to the film Cutthroat Island, the Company and Carolco reached agreement that Cutthroat Island would not be subject to either the Domestic Master Agreement or the German Master Agreement. LIVE also reached agreement with the distributor of Cutthroat Island whereby the Company obtained video distribution rights to such film in the United States and Canada, and Carolco made certain payments to the Company to compensate the Company for the fact that its distribution fee under the Cutthroat Island video distribution agreement was less favorable to the Company than the terms of the Domestic Master Agreement.

    In connection with a former class action litigation involving the Company, Carolco and certain of the Company's past and present Directors and executive officers, the Company and Carolco entered into an agreement dated April 8, 1992, with respect to the division of legal fees and costs relating to that litigation. Pursuant to the agreement, 65% of the legal fees and costs will be paid by the Company and 35% of the legal fees and costs were to be paid by Carolco. As Carolco failed to pay certain of Carolco's costs, LIVE has paid approximately $25,000 on behalf of Carolco with respect to those costs.

    The Company believes that each transaction with an affiliate of the Company was on terms at least as favorable to the Company as would have prevailed in arms-length transactions between unrelated parties. In addition, future transactions between the Company and its affiliates will be referred to either the Company's Board or a committee of disinterested Directors to ensure that the interests of the Company are protected in any such transaction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    The following table sets forth as of February 28, 1997, certain information concerning the ownership of shares of Common Stock and Series C Preferred Stock. The Series C Preferred Stock votes on an as converted basis on all matters which may come before the holders of Common Stock, voting together on such matters with the Common Stock. As of February 28, 1997, the Series C Preferred Stock was convertible into 1,187,384 shares of Common Stock (including accrued but unpaid dividends through December 31, 1996). Information is provided concerning the ownership of Common Stock and Series C Preferred Stock by (i) the holders known to the Company of more than 5% of the outstanding shares of Common Stock or Series C Preferred Stock, (ii) each executive officer and Director of LIVE and (iii) all executive officers and Directors of LIVE as a group.

    The table includes each person's, entity's and group's beneficial ownership of Common Stock calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and includes shares of Common Stock issued and outstanding as of February 28, 1997, as well as shares for which beneficial ownership may be acquired within 60 days of that date. In accordance with Rule 13d-3(d)(1) under the Exchange Act, any securities not outstanding but which are the subject of options, warrants, rights, or conversion privileges (or other arrangements which could result in the issuance of additional shares of Common Stock by LIVE) exercisable within 60 days of February 28, 1997, are deemed to be outstanding for the purpose of computing the percentage of Outstanding Preferred Stock of the class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

    Certain members of the Board named in the table are affiliated with one of the beneficial owners of more than 5% of the Common Stock or Series C Preferred Stock (a "5% Owner"). In certain circumstances, a 5% Owner may be deemed to beneficially own Common Stock or Series C Preferred Stock held by such Directors, and vice versa. For purposes of the table below, (i) the beneficial ownership of a 5% Owner includes such Director's ownership where indicated by footnote even though the 5% Owner may disclaim beneficial ownership of such shares and (ii) the beneficial ownership of the Director does not include such 5% Owner's beneficial ownership solely by reason of such Director's affiliation with such 5%
Owner.


   BENEFICIAL OWNERSHIP OF COMMON STOCK AND SERIES C PREFERRED STOCK [update]

                                            Amount of Beneficial Ownership of
                                       Common Stock as of February 28, 1997 (1)
         Name of Beneficial Owner or
            Identity of Group                   Number of Shares        Percent

                5% Owners
Pioneer . . . . . . . . . . . . . . .             1,833,228 (2)           50.3%
Le Studio (3) . . . . . . . . . . . .               257,606                7.1%
Elliott Associates, L.P. (4). . . . .               255,067                6.6%
Merrill Lynch & Co., Inc. (5) . . . .               232,430                6.0%
FMR Corp (6). . . . . . . . . . . . .               190,894                5.0%

                Management
Roger A. Burlage (7). . . . . . . . .               107,000                2.9%
Jay Burnham (8) . . . . . . . . . . .                 4,000                   *
Ronald B. Cushey (9). . . . . . . . .                15,000                   *
Ryuichi Noda (10) . . . . . . . . . .                 2,000                   *
Makoto Koshiba (11) . . . . . . . . .                 2,000                   *
Jonathan D. Lloyd (12). . . . . . . .                 4,000                   *
Charles MacDonald (13). . . . . . . .                 1,000                   *
Akira Niijima (14). . . . . . . . . .                 1,000                   *
Eiji Orii (15). . . . . . . . . . . .                     0                   *
Melvin Pearl (16) . . . . . . . . . .                 6,000                   *
Gregory R. Pierson (17) . . . . . . .                 3,000                   *
Michael Jay Solomon (18). . . . . . .                 1,000                   *
Charles A. Yamarone (19). . . . . . .                 2,846                   *
Paul Almond (20). . . . . . . . . . .                14,667                   *
Steve Mangel (21) . . . . . . . . . .                16,801                   *
Elliot Slutzky (22) . . . . . . . . .                20,067                   *
Ann Dubinet . . . . . . . . . . . . .                     0                   *
Robert L. Denton (23) . . . . . . . .                 4,017                   *

All Executive Officers and Directors
as a group**(24). . . . . . . . . . .               204,398                5.0%

*Less than 1%

**18 persons comprised of all of those named above


     All of the persons listed in the chart above have sole voting power and sole investment power over the capital stock they beneficially own unless otherwise indicated in the footnotes below.

(1) The number of shares and percentages are based upon 3,635,651 possible votes (comprised of (i) the 2,448,267 votes which may be cast by all holders of outstanding Common Stock and (ii) the 1,187,384 votes which may be cast by Pioneer as the sole holder of the Series C Preferred Stock) as of February 28, 1997. The shares of Common Stock underlying immediately exercisable options, warrants or rights, immediately convertible securities, or options, warrants, rights or convertible securities that become exercisable or convertible within 60 days of February 28, 1997 are deemed to be outstanding for the purpose of calculating the number and percentage owned by the holders of such options, warrants, rights or convertible securities.

(2) Includes 1,187,384 shares of Common Stock issuable upon conversion of the 15,000 shares of Series C Preferred Stock held by Pioneer. The Series C Preferred Stock is entitled to vote together with the Common Stock on all matters coming before the holders of the Common Stock as if its holder had converted the Series C Preferred Stock into Common Stock immediately prior to the relevant record date. On that basis, Pioneer is entitled to cast 1,187,384 votes on matters coming before the holders of Common Stock pursuant to its ownership of the Series C Preferred Stock. Also includes options to purchase 8,000 shares of Common Stock held by Pioneer affiliated Directors. The address of Pioneer USA and PNA is 2265 East 220th Street, Long Beach, California 90810. The address of Pioneer is 4-1 Meguro, 1 Chome, Meguro-ku, Tokyo 153, Japan.

(3) Represents shares of Common Stock indirectly owned by Le Studio through its wholly-owned subsidiary Cinepole. In their most recent Schedules 13D filed with the Commission, Cinepole claimed shared voting power and shared investment power over all of its 236,006 shares of Common Stock with Le Studio and Le Studio's corporate parent, Canal+ S.A., and Le Studio claimed shared voting power and shared investment power over all of its 21,600 shares of Common Stock with Canal+ S.A. The address of Cinepole is Surinameweg 2, NL - 2035 VA Haarlem, The Netherlands. The address of Le Studio is 17, rue Dumont d'Urville, 75116 Paris, France. The address of Canal+ S.A. is 85-89 Quai Andre Citroen, 75015 Paris, France.

(4) Includes 255,067 shares of Common Stock which may be received within 60 days of February 28, 1997, upon conversion of 414,485 shares of Outstanding Preferred Stock at $16.25 per share. The address of Elliott Associates, L.P. ("Elliott") is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(5) Includes 232,430 shares of Common Stock which may be received within 60 days of February 28, 1997, upon conversion of 377,700 shares of Outstanding Preferred Stock at $16.25 per share. The address of Merrill Lynch & Co., Inc. is World Financial Center, North Tower 250 Vesey Street, New York, New York.

(6) Represents 190,894 shares of Common Stock which are issuable upon exercise of presently exercisable warrants. FMR Corp. is the parent of Fidelity Management & Research Company which manages or advises funds that hold these warrants. The address of FMR Corp. and Fidelity Management & Research Company is 82 Devonshire Street, F7E, Boston, Massachusetts 02109.

(7) Includes 107,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.


(8) Includes 4,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.


(9) Includes 15,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.


(10) Although Mr. Noda may be deemed to own beneficially the securities owned by Pioneer, Mr. Noda has disclaimed beneficial ownership of such securities. Includes 2,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

(11) Although Mr. Koshiba may be deemed to own beneficially the securities owned by Pioneer, Mr. Koshiba has disclaimed beneficial ownership of such securities. Includes 2,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

(12) Includes 4,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.


(13) Includes 1,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

(14) Although Mr. Niijima may be deemed to own beneficially the securities owned by Pioneer, Mr. Niijima has disclaimed beneficial ownership of such securities. Includes 1,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

(15) Although Mr. Orii may be deemed to own beneficially the securities owned by Pioneer, Mr. Orii has disclaimed beneficial ownership of such securities.

(16) Includes 1,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

(17) Although Mr. Pierson may be deemed to own beneficially the securities owned by Pioneer, Mr. Pierson has disclaimed beneficial ownership of such securities. Includes 3,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

(18) Includes 1,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

(19) Includes 1,000 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997. Also includes 1,846 shares of Common Stock which may be received upon the conversion (at $16.25 per share) of 3,000 shares of Outstanding Preferred Stock.

(20) Includes 14,667 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

(21) Includes 16,667 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

(22) Includes 14,067 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

(23) Includes 1,800 shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

(24) Includes shares of Common Stock which are issuable (i) upon exercise of presently exercisable options, warrants and rights and (ii) upon exercise of options, warrants and rights that become exercisable within 60 days of February 28, 1997.

     The following table sets forth, as of December 31, 1996, the beneficial ownership of shares of the Company's Series B Preferred Stock, by each stockholder who is known by the Company to own more than 5% of the Series B shares of the Series B Preferred Stock based upon 3,819,802 shares of the Series B Preferred Stock Series B as of December 31, 1996. Although 6,000,000 shares of Series B Preferred Stock were originally issued by the Company, LIVE purchased approximately 2,177,500 shares through December 1996. The Series B Preferred Stock is convertible into Common Stock at $16.25 per share through April of 1997, at which time the conversion price is reduced to $15.00 per share for the next three months, thereafter.

            BENEFICIAL OWNERSHIP OF SERIES B PREFERRED STOCK

                                           Shares of       Percentage of
Name of Beneficial                         Series B        Outstanding
    Owner                                  Preferred       Series B
                                           Stock Owned     Preferred Stock

Elliott Associates, L.P.(1)                414,485            10.9%
Merrill Lynch & Co., Inc. (2)              377,700             9.9%
Metropolitan Life Insurance Company (3)    256,500             6.8%

(1) Elliott is a Delaware limited partnership and its principal business is to purchase, sell, trade and invest in securities. In its most recent Schedule 13D filed with the Commission, Elliott claimed beneficial ownership over all 414,485 shares of Series B Preferred Stock owned by them and indicated it has sole power to vote or direct the vote of, and to dispose or direct the disposition of, the shares owned. The address of Elliott is 712 Fifth Avenue, 36th Floor, New York, New York 10019.

(2) Represents shares of Series B Preferred Stock indirectly owned by Merrill Lynch & Co., Inc. ("ML&Co.") and certain of its subsidiaries and affiliates. In its most recent Schedule 13G filed with the Commission, ML&Co. has provided the following information. Three of the persons filing the Schedule 13G, ML&Co., a Delaware corporation with its principal place of business at World Financial Center, North Tower, 250 Vesey Street, New York, New York, Merrill Lynch Group, Inc., a Delaware corporation with its principal place of business at World Financial Center, north Tower, 250 Vesey Street, New York, New York ("ML Group"), and Princeton Services, Inc. a Delaware corporation with its principal place of business at 800 Scudders Mill Road, Plainsboro, New Jersey, ("PSI"), are parent holding companies pursuant to the Securities Exchange Act of 1934 (the "1934 Act"). Pursuant to the instructions of
     Schedule 13G, the relevant subsidiaries of ML&Co. are Merrill Lynch, Pierce, Fenner and Smith, Incorporated, a Delaware corporation with its principal place of business at 250 Vesey Street, New York, New York ("MLPF&S"), ML Group, and PSI, which is the general partner of Fund Asset Management, L.P. (d/b/a Fund Asset Management "FAM"). The relevant subsidiary of ML Group is PSI. ML&Co. may be deemed to be the beneficial owner of certain of the reported securities of LIVE held by or deemed to be beneficially owned by MLPF&S and ML Group. MLPF&S, a wholly-owned direct subsidiary of ML&Co. and a broker-dealer, registered under Section 15 of the 1934 Act, may be deemed the beneficial owner of certain of the reported securities held in accounts under which MLPF&S has discretionary power. ML Group, a wholly-owned direct subsidiary of ML&Co., may be deemed to be the beneficial owner of certain of the reported securities of the Company by virtue of its control of its wholly-owned subsidiary, PSI. PSI, a wholly-owned direct subsidiary of ML Group, may be deemed to be the beneficial owner of certain of the reported securities of the Company by virtue of its being the general partner of FAM. FAM is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 (the "Advisers Act"). FAM may be deemed to be the beneficial owner of certain of the reported securities of the Company by virtue of its acting as investment adviser to one or more investment companies registered under Section 8 of the Investment Company Act of 1940 (the "Investment Company Act"), and/or one or more private accounts. One registered investment company advised by FAM, Merrill Lynch Phoenix Fund, Inc. is the beneficial owner of certain of the securities of the Company reported herein and is a reporting person hereunder. Pursuant to the 1934 Act, ML&Co., ML Group, and PSI disclaim beneficial ownership of the securities of the Company reported in the
     Schedule 13G and indicated the filing not be construed as an admission that any such entity is, for the purposes of Section 13(d) or 13(g) of the 1934 Act, the beneficial owner of any securities of the Company.

(3) Represents shares of Series B Preferred Stock indirectly owned by Metropolitan Life Insurance Company ("Metropolitan") through its wholly-owned subsidiary State Street Research & Management Company ("State Street Research") and State Street Research's affiliate State Street Research Investment Services, Inc. ("State Street Services"). State Street Research and State Street Services are investment advisers registered under the Investment Advisers Act of 1940. In its most recent Schedule 13G filed with the Commission, Metropolitan claimed sole voting power and sole investment power over all 256,500 shares of Series B Preferred Stock. In their most recent Schedule 13G filed with the Commission, State Street Research and State Street Services claimed that various of their clients are the beneficial owners of all 256,500 shares of Series B Preferred Stock held by them and State Street Research and State Street Services disclaimed any beneficial interest in those securities. The address of Metropolitan is One Madison Avenue, New York, New York 10010. The address of State Street Research and State Street Services is One Financial Center, Boston, Massachusetts 02111-2690.

     As of February 28, 1997, none of the Directors or executive officers of the Company beneficially owned any shares of LIVE's
Series B Preferred Stock other than Mr. Yamarone, who owned 3,000 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Arrangements with Members of the Compensation Committee or Their
Affiliates

     See "Executive Compensation - Compensation Committee Interlocks and Insider Participation," above. Also see "Business - Recent
Developments for the Company - New Distribution Agreements."

Employment and Consulting Agreements

     Mr. Burlage is party to an employment agreement dated January 1, 1997 (the "Current Agreement") with LIVE which provides that he will serve as Chairman of the Board and Chief Executive Officer of LIVE from January 1997 until December 2000. Mr. Burlage's salary per annum during 1997, 1998, 1999 and 2000 will be $610,000,
$671,000, $738,000 and $812,000, respectively.  The Current
Agreement replaces a previous employment agreement between Mr. Burlage and LIVE which covered the period January 1994 through December 1997 (the "Prior Agreement"). Mr. Burlage's base salary for 1995 and 1996 under the Prior Agreement was $495,000 and $519,750 respectively. Under the Current Agreement Mr. Burlage will also receive incentive compensation equal to two percent of the Company's earnings before interest and taxes in excess of $10 million per annum, subject to certain exclusions, limited to 100% of his base salary for the applicable year. As part of the Current Agreement, the Company agreed to pay for and/or provide a life insurance policy, disability benefits, health insurance benefits, automobile benefits, vacation benefits, business travel expenses (including in certain instances certain spouse expenses) and a country club membership. Under the Prior Agreement, the Company granted Mr. Burlage options to acquire 120,000 shares of the Company's Common Stock at a price of $9.375 per share (the closing price of the Company's Common Stock on the New York Stock Exchange on the date the Company and Mr. Burlage reached agreement on his employment), with 30,000 of such options originally vesting annually commencing December 31, 1994. Pursuant to a cancellation and reissuance plan offered to all stock option holders on March 6, 1995, the above options were canceled (the "Canceled Options") and Mr. Burlage received 120,000 new options ("New Options") under the following conditions; (i) the exercise price for the New Options would equal $3.50, the closing price of the Common Stock on The Nasdaq Stock Market's SmallCap Market on March 6, 1995, (ii) fifty percent (50%) of the New Options would vest on March 6, 1996; the remainder would vest on March 6, 1997, provided that no New Options would vest earlier than the scheduled vesting date for the corresponding Canceled Options, and (iv) all New Options would expire on the expiration date of the corresponding Canceled
Options.  In connection with the Current Agreement, on March 12,
1997 the Company granted Mr. Burlage options to acquire 183,276 additional shares of the Company's Common Stock at an exercise price of $3.75 per share (the closing price of the Company's Common Stock on The Nasdaq Stock Market's National Market on March 12,
1997), which vest in four equal annual installments on December 31 of each year of the Current Agreement. If Mr. Burlage's employment is terminated by LIVE for other than "good cause," or in certain instances of a change in ownership control (as defined in the contract), he will receive his salary, incentive compensation, life insurance, health insurance and automobile benefits for the remainder of the term of his employment agreement. All payments pursuant to the provisions of the immediately preceding sentence would be reduced, dollar for dollar, by the amount received by Mr. Burlage from employment following termination of his agreement.


     Mr. Cushey entered into an employment agreement with the Company effective August 15, 1996 that contains a term through December 31, 1999. Mr. Cushey is entitled to receive annual base salaries of $210,000, $220,000, $230,000 and $240,000 during 1996,
1997, 1998 and 1999 respectively. The agreement provides that Mr. Cushey will be eligible for a year-end bonus, at the discretion of LIVE's management. If Mr. Cushey's employment is terminated other than for cause, or in certain instances of a change in ownership control (as defined in the contract), he will be entitled to be paid the remaining balance of his salary in accordance with its terms until he shall become employed, in which case in certain circumstances he shall be paid the difference (if less) between his new salary and his compensation hereunder. Mr. Cushey received a total of 35,000 stock options under provisions of his current and former employment contracts exercisable at prices ranging from $2.75 to $3.75 per share over various time periods to September 1999.

    Mr. Mangel entered into a three year employment agreement with LFM effective July 1, 1994. Mr. Mangel is entitled to receive an annual base salary of $260,000 during the first year of the agreement with annual increase of no less than 5%. His current annual salary is $286,650. The agreement provides that Mr. Mangel will be eligible for a year-end bonus, at the discretion of LIVE's management and that premiums of a life insurance policy will be paid by LFM on behalf of Mr. Mangel. If Mr. Mangel's employment is terminated other than for cause, he will be entitled to be paid the remaining balance of his salary in accordance with its terms until he shall become employed, in which case in certain circumstances he shall be paid the difference (if less) between his new salary and his compensation hereunder.

    Ms. Dubinet entered into a three-year employment agreement with LFM commencing September 12, 1996. Ms. Dubinet is entitled to an annual salary of $350,000 for the first year, $375,000 for the second year, and $400,000 for the third year. Ms. Dubinet has received options to purchase 50,000 shares of Common Stock at $3.75 per share vesting in three equal annual installments and, if employed by the Company on the first and second anniversaries of the employment agreement, will receive an additional 15,000 and 10,000 shares, respectively, at the market prices on the first and second anniversaries of the agreement, also vesting over three years from the date of grant. Ms. Dubinet will participate in the Company's annual corporate bonus pool. Ms. Dubinet is also entitled to receive certain performance bonuses payable with respect to the Company's distribution activities in domestic and foreign territories with respect to certain films that she has brought to or acquires on behalf of the Company in the future. Ms. Dubinet's percentage of revenues varies from 2% of revenues in excess of a varying threshold amount for certain acquisitions to up to 10% of revenues with respect to other film acquisitions. In addition, distribution fees with respect to certain preexisting films to which Ms. Dubinet controls distribution rights are to be divided 25% to Ms. Dubinet and 75% to the Company. Finally, the Company advanced to an affiliate of Ms. Dubinet approximately $400,000 reflecting commitments made by her in connection with existing films to which the Company is acquiring distribution rights. The advance is to be repaid, plus interest, out of fees earned from future revenues from these films. Ms. Dubinet is to guaranty the repayment of this advance. Ms. Dubinet is also entitled to executive benefits comparable to those provided to other senior executives, including life and health insurance, three weeks vacation and reimbursement of travel and business expenses. Ms. Dubinet has the right to terminate her employment agreement with the Company in the event that Mr. Burlage ceases to be the Chief Executive Officer of the Company prior to September 12, 1998. Ms. Dubinet and the Company are completing a formal "long form" employment agreement reflecting the foregoing terms.

    Mr. Slutzky entered into an employment agreement with LFM effective on August 15, 1996 and expiring on December 31, 1999.
Mr. Slutzky is entitled to annual base salaries of $300,000, $320,000, $340,000 and $360,000 in 1996, 1997, 1998 and 1999,
respectively. The agreement provides that Mr. Slutzky will be eligible for a year-end bonus and a theatrical performance bonus, at the discretion of LIVE's management, and Mr. Slutzky also received a total of 44,000 stock options at exercise prices ranging from $3.25 to $3.75 per share under his current and former employment agreements. If Mr. Slutzky's employment is terminated other than for cause, he will be entitled to be paid the remaining balance of his salary in accordance with its terms until he shall become employed, in which case in certain circumstances he shall be paid the difference (if less) between his new salary and his compensation hereunder.

    Mr. Almond entered into an employment agreement effective August 15, 1995 and expiring on December 31, 1999. Mr. Almond is entitled to receive annual base salaries of $215,250, $280,000, $300,000 and $325,000 during 1996, 1997, 1998 and 1999, respectively. The agreement provides that Mr. Almond will be eligible for a year-end bonus, at the discretion of LIVE's management. Mr. Almond received a total of 40,000 stock options at exercise prices ranging from $3.25 to $3.75 per share under his current and former employment agreements. If Mr. Almond's employment is terminated other than for cause, he will be entitled to be paid the remaining balance of his salary in accordance with its terms until he shall become employed, in which case in certain circumstances he shall be paid the difference (if less) between his new salary and his compensation hereunder.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements of LIVE and its subsidiaries are included in Item 8 and filed herewith:

          Consolidated Balance Sheets as of December 31, 1996 and
          1995

          Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

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

     (b) No reports on Form 8-K were filed by the Company for the quarter ended December 31, 1996.

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

Dated: April 11, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                Title                              Date




/s/ ROGER A. BURLAGE         Chairman of the Board and          April 11, 1997
     Roger A. Burlage        Chief Executive Officer
                             (principal executive officer);
                             Director

/s/ RONALD B. CUSHEY         Executive Vice President and       April 11, 1997
     Ronald B. Cushey        Chief Financial Officer
                             (principal financial officer);
                             Director


/s/ ROBERT L. DENTON         Senior Vice President and          April 11, 1997
     Robert L. Denton        Chief Accounting Officer
                             (principal accounting officer)


    JAY BURNHAM*             Director                           April 11, 1997
     Jay Burnham


    MAKOTO KOSHIBA*          Director                           April 11, 1997
     Makoto Koshiba



    JONATHAN D. LLOYD*       Director                           April 11, 1997
     Jonathan D. Lloyd

    Signature                Title                              Date

    CHARLES K. MAC DONALD*   Director                           April 11, 1997
     Charles K. MacDonald



    AKIRA NIIJIMA*           Director                           April 11, 1997
     Akira Niijima



    RYUICHI NODA*            Director                           April 11, 1997
     Ryuichi Noda



    MELVIN PEARL*            Director                           April 11, 1997
     Melvin Pearl



    EIJI ORII*               Director                           April 11, 1997
     Eiji Orii



    MICHAEL SOLOMON*         Director                           April 11, 1997
     Michael Solomon



    GREGORY R. PIERSON*      Director                           April 11, 1997
     Gregory R. Pierson



    CHARLES YAMARONE*        Director                           April 11, 1997
     Charles Yamarone

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

By: /s/ ROGER A. BURLAGE, ATTORNEY-IN-FACT
        Roger A. Burlage, Attorney-In-Fact







                      REPORT OF INDEPENDENT AUDITORS


Board of Directors
LIVE Entertainment Inc.


    We have audited the accompanying consolidated balance sheets of LIVE Entertainment Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of LIVE Entertainment Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                             ERNST & YOUNG LLP


Los Angeles, California
April 9, 1997

                 LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Amounts in Thousands)
                                                                December 31,
                                                               1996      1995
                               ASSETS
ASSETS:
   Cash and cash equivalents, including restricted cash
     of $668 and $1,352. . . . . . . . . . . . . . . .        $41,992  $ 49,487
   Accounts receivable, less allowances of $20,879
     in 1996 . . . . . . . . . . . . . . . . . . . . .          7,906        --
   Inventories . . . . . . . . . . . . . . . . . . . .          6,206     4,813
   Property and equipment, net . . . . . . . . . . . .          1,058     1,145
   Film costs, net of accumulated amortization of
     $610,067 and $526,590 . . . . . . . . . . . . . .         62,633    66,700
   Other assets. . . . . . . . . . . . . . . . . . . .          1,940     1,353
   Goodwill, net of accumulated amortization of
     $43,967 and $40,042 . . . . . . . . . . . . . . .         22,022    25,947
                                                             $143,757  $149,445

                   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . .         $5,177    $6,675
   Accrual for returns and advertising net of
     accounts receivable of $15,447 in 1995  . . . . .             --     3,430
   Accrued expenses. . . . . . . . . . . . . . . . . .          3,918     7,737
   Deferred revenue. . . . . . . . . . . . . . . . . .          8,492     4,714
   Notes payable . . . . . . . . . . . . . . . . . . .         13,571     8,333
   Increasing Rate Senior Subordinated Notes
     due 1999, including capitalized interest of
     $9,176 and $13,184. . . . . . . . . . . . . . . .         49,176    53,184
   Film obligations. . . . . . . . . . . . . . . . . .         14,577    18,559
   Dividends payable . . . . . . . . . . . . . . . . .          4,033     2,309
   Income taxes payable and deferred income taxes. . .         16,346     6,484
   Total liabilities . . . . . . . . . . . . . . . . .        115,290   111,425

STOCKHOLDERS' EQUITY:
   Series B Cumulative Convertible Preferred Stock--
     authorized 9,000,000 shares; $1.00 par value;
     $38,198,000 liquidation preference (1996);
     $41,970,000 liquidation preference (1995);
     3,819,000 (1996) and 4,197,000 (1995)
     shares outstanding  . . . . . . . . . . . . . . .          3,819     4,197
   Series C Convertible Preferred Stock--15,000 shares
     authorized and outstanding; $1.00 par value;
     $15,000,000 liquidation preference. . . . . . . .             15        15
   Common Stock -- authorized 24,000,000 shares
     (1996 and 1995); $0.01 par value; 2,448,267
     (1996) and 2,418,424 (1995) shares
     outstanding . . . . . . . . . . . . . . . . . . .             24        24
   Additional paid-in capital. . . . . . . . . . . . .        123,930   129,668
   Retained deficit. . . . . . . . . . . . . . . . . .        (99,321)  (95,884)
                                                               28,467    38,020
                                                             $143,757  $149,445

              See notes to consolidated financial statements.

               LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Amounts in Thousands, Except Per Share Data)
                                                         Year Ended
                                                         December 31,
                                                  1996       1995       1994

Net sales. . . . . . . . . . . . . . . . .   $ 151,425   $ 140,112   $ 117,205
Cost of goods sold . . . . . . . . . . . .     127,560     113,025     101,781
       GROSS PROFIT. . . . . . . . . . . .      23,865      27,087      15,424
Operating expenses:
   Selling, general and administrative
     expenses. . . . . . . . . . . . . . .      15,907      15,249      17,673
   Amortization of goodwill. . . . . . . .       3,924       3,925       3,925
                                                19,831      19,174      21,598
                                                 4,034       7,913      (6,174)
Disposal of VCL/Carolco Communications GmbH (VCL):
   Net Sales . . . . . . . . . . . . . . .          --      32,257      22,712
   Costs and Expenses. . . . . . . . . . .          --      32,257      22,712
                                                    --          --          --
   Gain on disposal of VCL . . . . . . . .          --       2,913          --
                                                    --       2,913          --
       OPERATING PROFIT (LOSS) . . . . . .       4,034      10,826      (6,174)
   Interest and other income . . . . . . .       2,058       2,424       2,692
   Interest expense. . . . . . . . . . . .      (1,529)     (1,859)     (5,992)
       INCOME (LOSS) FROM CONTINUING
         OPERATIONS BEFORE INCOME TAXES. .       4,563      11,391      (9,474)
   Income tax expense. . . . . . . . . . .       8,000         600         200
       (LOSS) INCOME FROM CONTINUING
         OPERATIONS. . . . . . . . . . . .      (3,437)     10,791      (9,674)
Discontinued Operations:
   (Loss) from discontinued operations
     net of income taxes . . . . . . . . .          --          --        (100)
       (LOSS) FROM DISCONTINUED OPERATIONS          --          --        (100)
       NET (LOSS) INCOME . . . . . . . . .    $ (3,437)   $ 10,791    $ (9,774)

Net (loss) income per common share:
Primary:
   Continuing operations . . . . . . . . .    $  (3.03)   $   1.34    $  (8.05)
   Discontinued operations . . . . . . . .          --          --       (0.04)
   Net (loss) income . . . . . . . . . . .    $  (3.03)   $   1.34    $  (8.09)

Weighted average number of shares
  outstanding. . . . . . . . . . . . . . .   2,441,055   2,436,309   2,418,003
Net (loss) income attributable to
  common stock . . . . . . . . . . . . . .   $  (7,389)   $  3,255   $ (19,565)

Fully Diluted:
   Continuing operations . . . . . . . . .   $   (3.03)   $    .53   $   (8.05)
   Discontinued operations . . . . . . . .          --          --       (0.04)
   Net (loss) income . . . . . . . . . . .   $   (3.03)   $    .53   $   (8.09)

Weighted average number of shares
  outstanding. . . . . . . . . . . . . . .   2,441,055  20,541,896   2,418,003
Net (loss) income attributable to
  common stock . . . . . . . . . . . . . .   $  (7,389)   $ 10,791   $ (19,565)

              See notes to consolidated financial statements.

                         LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (Dollar Amounts in Thousands)
                                                            Year Ended December 31,
                                              1996                   1995                    1994
                                       Shares      Amounts    Shares       Amounts    Shares      Amounts

Series B Cumulative Convertible
Preferred Stock
 Beginning balance . . . . . . . . .   4,197,000   $ 4,197     5,600,000   $ 5,600    1,000,000   $ 1,000
 Repurchase of Series B Cumulative
 Convertible Preferred Stock . . . .    (378,000)     (378)   (1,400,000)   (1,403)    (400,000)     (400)
 Other . . . . . . . . . . . . . . .                              (3,000)
 Transferred from current
   liabilities . . . . . . . . . . .                                                  5,000,000     5,000
 Ending balance. . . . . . . . . . .   3,819,000     3,819     4,197,000     4,197    5,600,000     5,600

Series C Convertible Preferred Stock
 Beginning balance . . . . . . . . .      15,000        15        15,000        15       15,000        15
 Ending balance. . . . . . . . . . .      15,000        15        15,000        15       15,000        15

Common Stock
 Beginning balance . . . . . . . . .   2,418,424        24     2,418,720        24    2,418,003        24
 Common Stock issued (repurchased) .      29,843                    (296)                   717
 Ending balance. . . . . . . . . . .   2,448,267        24     2,418,424        24    2,418,720        24

                                                                   Year Ended December 31,
                                                   1996                    1995                   1994
Additional Paid-in Capital
 Beginning balance . . . . . . . . . . . . . . .   $ 129,668               $ 136,753              $ 106,604
 Series B Cumulative Convertible
 Preferred Stock dividend accrual. . . . . . . .      (3,081)                 (2,198)                (3,000)
 Series C Convertible Preferred
   Stock dividend accrual  . . . . . . . . . . .        (871)                   (829)                  (791)
 Common Stock issued (repurchased) . . . . . . .         168                      (1)
 Series B Cumulative Convertible
   Preferred Stock repurchase. . . . . . . . . .      (1,954)                 (4,057)                (1,060)
 Series B Cumulative Convertible
 Preferred Stock transferred from
   current liabilities . . . . . . . . . . . . .          --                      --                 35,000
 Ending balance  . . . . . . . . . . . . . . . .     123,930                 129,668                136,753

Retained Earnings (Deficit)
 Beginning balance . . . . . . . . . . . . . . .     (95,884)               (106,675)               (96,901)
 Net (loss) income . . . . . . . . . . . . . . .      (3,437)                 10,791                 (9,774)
 Ending balance. . . . . . . . . . . . . . . . .     (99,321)                (95,884)              (106,675)

Total Stockholders' Equity . . . . . . . . . . .    $ 28,467                $ 38,020               $ 35,717

               See notes to consolidated financial statements.

                  LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                                            Year Ended
                                                            December 31,
                                                    1996      1995       1994
OPERATING ACTIVITIES:
   (Loss) Income from continuing operations. .   $ (3,437)  $ 10,791  $ (9,674)
   Adjustments to reconcile net (loss) income
    to net cash provided by (used for)
    continuing operating activities:
      Depreciation and amortization of
        property and equipment . . . . . . . .        597        715       745
      Amortization of goodwill . . . . . . . .      3,925      3,925     3,925
      Amortization of and adjustments to
        film costs . . . . . . . . . . . . . .     83,477     60,330    49,056
      Income taxes payable and deferred
        income taxes . . . . . . . . . . . . .      9,862       (152)      624
   (Increase) decrease in operating assets,
     net of acquisitions:
      Accounts receivable. . . . . . . . . . .    (11,336)     1,950       482
      Inventories. . . . . . . . . . . . . . .     (1,393)     3,029     2,282
      Receivable related to assets held
        for sale . . . . . . . . . . . . . . .         --     17,916    68,084
      Receivable from stockholder. . . . . . .         --         --     8,047
      Film cost additions. . . . . . . . . . .    (79,410)   (59,921)  (58,096)
      Other assets . . . . . . . . . . . . . .       (587)     1,090       420
   Increase (decrease) in operating
     liabilities, net of acquisitions:
      Accounts payable, accrued expenses,
        and deferred revenue . . . . . . . . .     (1,539)     4,338    (1,707)
      Accrual for returns and advertising. . .         --      3,430        --
      Liabilities related to assets held
        for sale . . . . . . . . . . . . . . .         --    (13,542)  (33,059)
      Payments on film costs obligations . . .     (3,982)    (1,217)    3,926
        Cash (used for) provided by continuing
          operating activities . . . . . . . .     (3,823)    32,682    35,055
        Cash (used for) provided by
          discontinued operations. . . . . . .         --         --      (100)
        Cash (used for) provided by operating
          activities . . . . . . . . . . . . .     (3,823)    32,682    34,955
INVESTING ACTIVITIES:
   Acquisition of property and equipment . . .       (510)      (460)     (459)
        Cash used for investing activities . .       (510)      (460)     (459)
FINANCING ACTIVITIES:
   Issuance of long-term obligations . . . . .     10,000     10,000     2,500
   Payments on long-term obligations . . . . .     (8,770)    (8,689)  (50,631)
   Repurchase of Series B Cumulative
     Convertible Preferred Stock . . . . . . .     (2,332)    (5,460)   (1,460)
   Dividends paid on Series B Preferred
     Stock . . . . . . . . . . . . . . . . . .     (2,228)    (2,850)   (2,999)
   Issuance of Common Stock. . . . . . . . . .        168         --        --
        Cash used for financing activities . .     (3,162)    (6,999)  (52,590)
        (Decrease) Increase in cash and
          cash equivalents . . . . . . . . . .     (7,495)    25,223   (18,094)
        Cash and cash equivalents at
          beginning of period. . . . . . . . .     49,487     24,264    42,358
        Cash and cash equivalents at end
          of period. . . . . . . . . . . . . .   $ 41,992   $ 49,487  $ 24,264

               See notes to consolidated financial statements.

                LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996

Note 1 - Summary of Significant Accounting Policies

     Background and Operations: LIVE Entertainment Inc. ("LIVE" or the "Company") was formed in 1988 and its largest ongoing businesses are LIVE Film & Mediaworks Inc. ("LFM") (formerly LIVE Home Video Inc.) and LIVE International ("LI"), which primarily acquires rights to produce and distribute theatrical motion pictures, children's films and special interest programs (including CD-ROM) which they market and distribute in all media to wholesalers, retailers and consumers in the United States and Canada (LFM) and internationally (LI). As part of its international activities, the Company also owned an 81% interest in VCL/Carolco Communications GmbH ("VCL"), a home video distribution and marketing company headquartered in Munich, Germany. VCL's year-end is November 30. In November 1995, LIVE disposed of its interest in VCL. The Company's continuing operations are principally in a single business segment, the production, distribution and retail sale of a broad variety of film related entertainment software products.

     Principles of Consolidation: The financial statements include the accounts of the Company and its subsidiaries LFM, LI and VCL. The financial statements reflect the Company's interests in, and account for, VCL as a disposal of a portion of a line of business. All significant intercompany balances and transactions have been eliminated.

     Cash Equivalents: Cash equivalents are all highly liquid investments maturing in three months or less when purchased.

     Restricted Cash: Restricted cash is cash required to be on reserve for film production contingencies. Such restricted cash is expected to be available to the Company within 12 months of the balance sheet date.

     Accounts Receivable Allowances: Accounts receivable are net of allowances for doubtful accounts, sales returns and advertising credits (1996). The accrual for returns and advertising costs are net of accounts receivable (1995).

     Inventory Valuation: LFM's inventory of duplicated videocassettes and boxes is stated at the lower of cost or market. All other inventories, which consist of videocassettes and accessories, are stated at the lower of cost or market determined by using an average cost which approximates the first-in, first-out
(FIFO) method.

     Depreciation and Amortization: Property and equipment are stated at cost and are depreciated over their estimated service lives using accelerated and straight-line methods. Leasehold improvements are amortized over the lesser of their estimated useful lives or the terms of the related leases.

     Film Costs: Acquisition, production, print and advertising costs (which benefit future periods) are capitalized as film costs. Film costs are stated at the lower of unamortized cost or estimated net realizable value. In accordance with Financial Accounting Standards Board Statement No. 53, the individual film forecast method is used to amortize film costs. Film costs are amortized in the proportion that gross revenues realized bear to management's estimate of the total gross revenues expected to be received. Estimated liabilities for residuals and participations are accrued and expensed in the same manner as film costs are amortized. Where film rights are acquired from producers for a guaranteed minimum payment and the producer retains a participation in the film profits, the film profits are allocated to the Company until the guaranteed minimum payment is recovered, after which the producer's share is accrued.

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

     Goodwill: Goodwill represents both the excess of consideration paid for companies acquired in purchase transactions over the estimated fair value of the net assets of such companies and the application of pushdown accounting associated with the purchase of LFM by Carolco Pictures Inc. ("Carolco") in 1986. Goodwill is being amortized principally on a straight-line basis over 20 years. It is the Company's policy to evaluate goodwill and recognize impairment if it is probable that the recorded amounts are not recoverable from future cash flows.

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

     Once completed, a typical theatrical film will generally be made available for license as follows:

                                     Months After       Approximate
      Marketplace                    Initial Release    Release Period

     Domestic theatrical             ----               1-6 months
     Domestic home video             4-6  months        ----
     Domestic pay-per-view           4-6  months        3 months
     Domestic pay television         6-10 months        12-21 months
     Domestic network/basic cable    30-36 months       18-36 months
     Domestic syndication            30-36 months       3-15 years
     Foreign home video              6-12 months        ----
     Foreign television              18-24 months       18-30 months

     Video Cassette and Disc Sales Revenue and Returns Recognition:
Revenue from sales is generally recognized upon delivery to the customer. However, in accordance with industry practice, certain sales are made with the right to return unsold items. An allowance is provided for the gross profit impact of future sales returns, which reduces sales and cost of goods sold accordingly.

     Net (Loss) Income Per Common Share: Net (Loss) Income per common share is based on the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares, consisting of outstanding stock options and warrants, and convertible preferred stock are not included in the 1994 and 1996 calculations as they are antidilutive. Primary per share information has been determined on the basis of 2,441,055, 2,436,309, and 2,418,003 weighted average shares outstanding for the years ended December 31, 1996, 1995 and 1994, respectively.
The net (loss) income per common share for the year ended December 31, 1995 and 1994 gives effect to the accretion of the redemption value of the Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") of $4,509,000 and $6,000,000 respectively. The net (loss) income per common share for the years ended December 31, 1996, 1995 and 1994 gives effect to total dividends on both the Series B Preferred Stock and the Series C Convertible Preferred Stock (the "Series C Preferred Stock") of $3,952,000, $3,027,000, and 3,791,000 respectively. Fully diluted per share information for the year ended December 31, 1995 has been determined on the basis of 20,541,896 weighted average number of shares outstanding, assuming conversion of the Series B Preferred Stock and the Series C Preferred Stock.

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

     Fair Values of Financial Instruments: At December 31, 1996, the carrying value of the Company's financial instruments, which consist primarily of debt, approximates the fair value thereof. Fair value of publicly held debt has been determined based on quoted market prices.

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

     Re-classification: Certain re-classifications were made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

Note 2 - Series C Preferred Stock

     On March 23, 1993, Pioneer Entertainment (USA) L.P., formerly Pioneer LDCA, Inc., ("Pioneer") received 15,000 shares of the Company's Series C Preferred Stock, par value $1.00 per share and in 1995 transferred these shares to its parent company, Pioneer Electronic Corporation ("PEC").

     The Series C Preferred Stock bears a cash dividend rate of 5% ($50 per share) per annum, payable semi-annually on June 30 and December 31 of each year. Although the June 30 and December 31 dividends were accrued by the Company during 1993, 1994, 1995, and 1996, dividends totaling approximately $3,078,000 ($205.20 per share) (including dividends on the unpaid dividends) were not paid due to restrictions imposed on the Company by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of the Company (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series C Preferred Stock and the Series B Preferred Stock. The Company has realized cumulative consolidated net losses since the Series C Preferred Stock and the Series B Preferred Stock were issued. Thus, pursuant to the terms of the Series B Preferred Stock, the Company is prohibited from paying the June 30 and December 31, 1993, 1994, 1995, and 1996 cash dividends on the Series C Preferred Stock.

     The Series C Preferred Stock ranks junior to the Series B Preferred Stock and senior to all other classes of stock of the Company. The Series C Preferred Stock is convertible into 1,187,384 shares of common equity of the Company (either Common Stock or Series A Common Stock) at December 31, 1996. The number of shares into which the Series C Preferred Stock is convertible was determined by dividing the $15,000,000 liquidation preference plus accrued dividends of approximately $3,078,000 of the Series C Preferred
Stock by $15.225, which was 140% of the average closing price of the Company's Common Stock for the ten trading days ending
March 18, 1993, the date that was three business days prior to the completion of the Company s financial restructuring on March 23, 1993 ("Restructuring"). Holders of the Series C Preferred Stock are entitled to vote with the holders of Common Stock generally with each share entitled to as many votes as the number of shares of Common Stock into which it may be converted. The Series C Preferred Stock, in combination with the Company's Common Stock owned by PEC, represents approximately 50% of the voting equity of the Company (see Note 12). The Series C Preferred Stock may only be redeemed in certain limited circumstances in the event of increases in the trading price of the Company's Common Stock or in the event of a merger of the Company with another entity.

Note 3 - Discontinued Operations

     On August 31, 1994, LIVE sold its entire interest in its Specialty Retail Division, which consisted of its formerly wholly owned subsidiary, Strawberries Inc. ("Strawberries") and Strawberries wholly owned subsidiary, Waxie Maxie Music Co. ("Waxie Maxie") to a group including Castle Harlan, Inc., the President of the Specialty Retail Division, and other senior managers of the Specialty Retail Division. The purchaser group also included Jefferson Capital Group, Ltd. ("Jefferson Capital"). The total purchase price paid to LIVE for the Specialty Retail Division was $35,000,000 in cash, resulting in a loss on disposal of $23,773,000, which was accrued in 1993. On February 22, 1997, Strawberries filed for protection under Chapter 11 of the United States Bankruptcy Code.

     The Specialty Retail Division's revenues for the seven months
ended August 31, 1994 were $57,846,000.   Losses from operations
for the same period were $3,339,000 which was accrued in 1993, net of provision for income taxes of $100,000.

     In March 1994, primarily as a result of the Company s desire to focus its efforts on its core entertainment business, the Board of Directors of the Company decided to dispose of the Company s interest in VCL. In February 1995, the Company and certain of its affiliates, on the one hand, and Datty Ruth, the owner of 19% of VCL, and Apricot Computer GmbH ("Apricot"), on the other, entered into a preliminary agreement whereby the Company's 81% interest in VCL, as well as all receivables owed by VCL to the Company or its affiliates, would be transferred to Ruth and Apricot. The total consideration to be received by the Company and its affiliates in connection with such transactions was approximately $7,444,000, of which approximately $3,100,000 was received in February 1995. The remaining $4,344,000 was received in November 1995, and a gain of approximately $2,913,000 was reflected in the quarter ended September 30, 1995, resulting from the completion of this transaction.

Note 4 - Foreign Operations

     For the year ended December 31, 1994, net revenues, operating profits and identifiable assets relating to foreign operations were $26,629,000, $2,945,000 and $33,262,000, respectively. For the year ended December 31, 1995, net revenues and operating profits relating to foreign operations were $32,257,000 and $8,775,000.

Note 5 - Film Costs

The components of film costs are as follows:
                                                            December 31,
                                                         1996        1995
                                                          (In Thousands)

Released . . . . . . . . . . . . . . . . . . . .       $42,872     $20,476
In Production. . . . . . . . . . . . . . . . . .         7,637      21,884
Development. . . . . . . . . . . . . . . . . . .         2,386       5,096
Video Cassette and Disc. . . . . . . . . . . . .         9,738      19,244
  TOTAL FILM COSTS . . . . . . . . . . . . . . .       $62,633     $66,700

The Company estimates that 90.4% of its film costs will be amortized during the three years ending December 31, 1999.

Note 6 - Property and Equipment

The components of property and equipment are as follows:

                                                            December 31,
                                                         1996        1995
                                                          (In Thousands)

Building and improvements. . . . . . . . . . . .       $   493     $   456
Equipment and furniture. . . . . . . . . . . . .         7,051       6,578
                                                         7,544       7,034
Less accumulated depreciation and amortization .        (6,486)     (5,889)
                                                      $  1,058     $ 1,145

Note 7 - Debt and Other Financing


Debt
 and other financing consist of the following:
                                                            December 31,
                                                         1996        1995
                                                          (In Thousands)

Distribution agreements. . . . . . . . . . . . .       $13,571     $ 8,333
Increasing Rate Senior Subordinated Notes
  due 1999 (see Note 10), including
  capitalized interest of $9,176 (1996)
  and $13,184 (1995) . . . . . . . . . . . . . .        49,176      53,184
                                                       $62,747     $61,517

     LIVE and its affiliates are a party to a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") expiring November 14, 1997. In March 1997, an amendment was entered into that extended the expiration date of the Foothill Credit Facility, under the existing terms, to March 1, 1998. Borrowings available under the Foothill Credit Facility are limited to $27,500,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are determined under a borrowing base calculation, which includes certain allowable accounts receivable, film rights and inventory balances, and are secured by substantially all of the assets of LIVE and its subsidiaries. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly.
In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of December 31, 1996, the Company was in compliance with all such financial ratios. There were no amounts outstanding under the Foothill Credit Facility as of December 31, 1996.

     On May 27, 1995, LFM entered into a three year extension of its distribution agreement originally signed in May 1992 with WEA.
Under the terms of the extension, WEA advanced $10,000,000 to LFM ($20,000,000 had been advanced under the original agreement and repaid entirely prior to the 1995 extension), recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, including interest at LIBOR, plus 0.2%. On October 21, 1996 LIVE amended the distribution agreement, to be effective May 7, 1996, whereby LIVE assumed responsibility of all sales and sales solicitation services which were previously the responsibility of WEA. The amendment also included a reduction in certain distribution fees shared by WEA, as a result of the shift in sales and sales solicitation responsibility, and an additional advance to LIVE of $10,000,000. The additional advance is recoupable from distribution revenues during the remaining term of the agreement at $476,190 per month plus interest at LIBOR plus 0.2%. In order to obtain the advances, LIVE granted WEA a second priority security interest in substantially all of LIVE's assets.
At December 31, 1996 and 1995 there was $13,571,000 and 8,333,000, respectively, outstanding related to the WEA advances. The interest rate on the advance at December 31, 1996 was 5.44%.

     The future maturities of long-term obligations are as follows:

Year Ending December 31,                           (In Thousands)

1997 . . . . . . . . . . . . . . . . . . . . . .       $ 13,472
1998 . . . . . . . . . . . . . . . . . . . . . .         28,026
1999 . . . . . . . . . . . . . . . . . . . . . .         21,249
                                                       $ 62,747

     Interest paid for the years ended December 31 1996, 1995 and 1994 was $5,383,000, $5,131,021, and $8,621,000 respectively, including $28,482, and $787,000 related to the Company's discontinued operations in 1995 and 1994, respectively.


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

     Future minimum operating lease payments for the Company, as of December 31, 1996 are:


                                                   (In Thousands)
1997 . . . . . . . . . . . . . . . . . . . . . .       $  1,176
1998 . . . . . . . . . . . . . . . . . . . . . .          1,167
1999 . . . . . . . . . . . . . . . . . . . . . .            619
2000 . . . . . . . . . . . . . . . . . . . . . .            118
Total net minimum lease payments . . . . . . . .       $  3,080

     For the years ended December 31, 1996, 1995 and 1994, rent expense under all operating leases aggregated $1,017,000, $1,812,000, and $6,685,000 respectively, including $878,000 and
$5,760,000, related to the Company's discontinued operations in 1995 and 1994, respectively.

Note 9 - Film Costs Obligations

     At December 31, 1996, the unrecorded future obligations for undelivered film product approximates $20,721,356. Deposits made for guaranteed delivery of undelivered film product are recorded as film costs.

     Certain agreements permit a reduction in the amount of film right payments when stipulated conditions have not been met. Many agreements also contain an obligation for the payment of royalties above the minimum guarantee if sales exceed a stipulated amount.
At December 31, 1996, $11,787,000 of royalties payable are included in film obligations.

Note 10 - Increasing Rate Senior Subordinated Notes Due 1999

     On March 17, 1993, the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") confirmed a prepackaged plan of reorganization (the "Prepackaged Plan") for LIVE, providing for the issuance of $40,000,000 in principal amount of Increasing Rate Senior Subordinated Notes due 1999 (the "LIVE Increasing Rate Notes"). The LIVE Increasing Rate Notes mature on March 23, 1999. Interest accrued on the LIVE Increasing Rate Notes from September 1, 1992 at 10% per annum and was increased to 12% in November 1994 through an amendment to the Indenture between the Company and American Stock Transfer & Trust Company, as Trustee (the "Indenture") that governed the terms of the notes.

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

     Interest to maturity of the LIVE Increasing Rate Notes of $9,176,000 and $13,184,000 at December 31, 1996 and 1995,
respectively, has been included in the carrying value of the LIVE Increasing Rate Notes, in accordance with Financial Accounting Standards Board Statement No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and will not be recognized as interest expense in current and future years.

Note 11 - Income Taxes

     As discussed in Note 1, the Company records its income tax provision in accordance with SFAS No. 109.

Income (loss) From Continuing Operations Before Income Taxes is as
Follows:

                                                      December 31,
                                              1996        1995       1994
                                                     (In Thousands)

Domestic . . . . . . . . . . . . . . .     $ 4,563     $ 11,391  $  (7,945)
Foreign. . . . . . . . . . . . . . . .          --           --     (1,529)
                                           $ 4,563     $ 11,391  $  (9,474)

Income Tax Expense From Continuing Operations

                                                      December 31,
                                              1996        1995       1994
                                                     (In Thousands)
Currently payable:
Federal. . . . . . . . . . . . . . . .     $    --     $    108  $      --
State. . . . . . . . . . . . . . . . .          --          172       (494)
Foreign. . . . . . . . . . . . . . . .          --           --         70
                                                --          280       (424)
Deferred:
Federal. . . . . . . . . . . . . . . .       6,000           48        624
State. . . . . . . . . . . . . . . . .       2,000          272         --
                                             8,000          320        624
                                           $ 8,000     $    600  $     200


Components of Deferred Income Taxes
                                                        December 31,
                                              1996        1995       1994
                                                     (In Thousands)

Film costs . . . . . . . . . . . . . .     $ 8,007     $     13  $     368
Sales returns and other
  allowances . . . . . . . . . . . . .         197          290         35
Accelerated depreciation and
  basis reduction. . . . . . . . . . .         (35)          (2)         3
Accruals not currently
  deductible for tax purposes. . . . .        (169)          19        218
                                           $ 8,000     $    320  $     624


Reconciliation of Effective Rate of Income Taxes

                                               Percentage of Income (Loss)
                                                        December 31,
                                              1996        1995       1994

Tax provision  . . . . . . . . . . . .     $ 8,000     $    600  $     200
Book income (loss) . . . . . . . . . .     $ 4,563     $ 11,391  $  (9,474)
Effective tax rate . . . . . . . . . .      175.3%         5.3%      (2.1)%

Federal statutory rate . . . . . . . .       35.0%        35.0%       35.0%
State income taxes . . . . . . . . . .       28.9          3.9        (3.0)
Alternative minimum tax effect, other       117.1         (1.2)       (1.2)
Utilized net operating loss. . . . . .      (34.0)        (4.5)      (17.6)
Loss related to foreign operations . .         --        (49.2)       (0.7)
Foreign deemed dividend. . . . . . . .         --          9.2        (0.1)
Goodwill amortization. . . . . . . . .       28.3         12.1       (14.5)

  Effective tax rate . . . . . . . . .      175.3%         5.3%       (2.1)%

Components of Deferred Tax Liabilities and Assets

                                              1996        1995
Deferred tax liabilities:
  Amortization of film costs and other .  $(16,685)    $ (8,451)
    Total deferred tax liabilities . . .   (16,685)      (8,451)
  Deferred tax assets:
  Sales returns and other allowances .         585          726
    Accelerated depreciation . . . . . .        94          139
    Accruals not currently deductible. .     1,319          322
    Other. . . . . . . . . . . . . . . .        --           79
    Tax effect of NOL carryforward . . .     8,953       12,319
    Tax basis difference - debt. . . . .     3,706        4,614
                                            14,657       18,199

    Less valuation allowance . . . . . .   (14,657)     (16,332)
    Net deferred tax assets. . . . . . .        --        1,867
      Total deferred tax
        assets/(liabilities) . . . . . .  $(16,685)    $ (6,584)


    Income taxes paid for the years ended December 31, 1996 and 1995 and 1994 were $356,449, $421,936 , and $1,456,000, respectively, including $580,000, related to the Company's discontinued operations in 1994. The valuation allowance has decreased $1,675,000, from $16,332,000 at December 31, 1995 to $14,657,000 at December 31, 1996 primarily due to fluctuations in temporary differences.

    During 1995 and 1994, $3,000,000 and  $3,874,000 of
undistributed earnings of the Company's foreign subsidiaries were deemed remitted as a dividend in accordance with certain provisions of the U.S. Internal Revenue Code ("I.R.C."). The related taxes were provided for these deemed dividends in the Company's U.S. tax provision. Effective September 13, 1994 LEI-IVE Entertainment N.V. was domesticated as a Delaware corporation under the name LIVE Entertainment International Inc. Such reorganization did not result in United States or California tax liability to the Company.

    On March 17, 1993, the Bankruptcy Court confirmed the
Prepackaged Plan. In accordance with the I.R.C., this reorganization has caused a "change in ownership" which resulted in a limitation on the future utilization of the Company's net operating loss carryforwards beginning with the year ending
December 31, 1993.  The annual limitation is approximately
$1,600,000 per year subject to certain increases relating to built-in gain items.

    At December 31, 1996, approximately $26,000,000 of net operating loss carryforwards are available for regular federal tax return purposes. In accordance with Section 108 of the I.R.C., the Company was required to reduce its "tax attributes" due to the confirmation of the Prepackaged Plan. This resulted in the reduction of net operating loss carryforwards by approximately $35,000,000. Remaining federal net operating losses of $26,000,000 for regular income tax purposes, of which $20,000,000 are subject to annual limitations as described above, will expire between the years 2006 and 2010. State net operating loss carryforwards of $13,000,000 were absorbed by the reduction in "tax attributes" due to the confirmation of the Prepackaged Plan. Remaining net operating losses for state tax purposes of $2,500,000 will expire between the years 2009 and 2010. For federal Alternative Minimum Tax ("AMT") return purposes, $1,000,000 of net operating loss carryforwards are available after the reduction in "tax attributes." AMT net operating loss carryforwards will expire in 2010. AMT credits of $2,000,000 and foreign tax credits of $50,000 are available to offset future regular federal income tax liabilities. The disposal of the Specialty Retail Division on August 31, 1994 resulted in a capital loss of approximately $30,000,000 for regular tax purposes and $31,600,000 for AMT purposes, which may be carried forward, but expire in 1999. State capital loss carryforwards are $15,000,000 which expire in 1999. The disposal of VCL on September 30, 1995, resulted in a capital loss of approximately $10,000,000 for both regular tax and AMT purposes, which may be carried forward but expire in 2000.

    The Company is currently under examination by the Internal Revenue Service ("IRS") for the years ended 1989 through 1994 and by the California Franchise Tax Board for the years ended 1988 through 1990. In connection with their examination the Company has received certain proposed adjustments from the IRS for the 1989 through 1991 tax years, the impact of which may be to significantly increase the Company's taxable income and related tax liability in certain years under examination. The Company is in the process of analyzing the proposed adjustments, alternatives available to the Company and the potential impact the proposed adjustments will have. While the outcome of the examination is unknown, in the fourth quarter of 1996 the Company recorded an additional provision for income taxes and interest thereon related to the years under examination of approximately $7,100,000. Based on the most recent discussions between the Company and the tax authorities the Company believes, that with the additional provision for income taxes recorded in 1996, it has provided adequate reserves to cover its income tax liabilities at December 31, 1996.

Note 12 - Stockholders' Equity

    The Series B Preferred Stock has a liquidation value of $10.00 per share. Holders of the Series B Preferred Stock are entitled to an annual dividend, payable quarterly, which accrued from September 1, 1992 at 5% ($0.50 per share) if paid in cash or 8% if paid in kind ("PIK") and increased on May 1, 1996 to 10% ($1.00 per share) if paid in cash and 12% if PIK. Dividends of $3,081,000 ($0.81 per share) in 1996, $2,198,000 ($0.52 per share) in 1995, and $3,000,000
($0.50 per share) in 1994 were accrued on the Series B
Preferred Stock and were paid beginning in March 1993 and quarterly thereafter. The Company may redeem the Series B Preferred Stock at any time at 100% of the liquidation value, plus accrued dividends.

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

    Holders of the Series B Preferred Stock are entitled to elect four members, or under certain circumstances, a majority of the Company's Board of Directors. No other voting rights exist. In addition, commencing May 1, 1996, holders can convert the Series
B Preferred Stock into LIVE Common Stock. The conversion price per share is obtained by dividing the liquidation value by either the market price of the Common Stock or the "Floor Price." The Floor Price is initially $20.00 per share of Common Stock, decreasing $1.25 per share at the end of each three month period thereafter. On September 1, 1998, the conversion price will be reset to the lower of the market price or $5.00 per share, resulting in the potential issuance of a minimum of approximately 7,600,000 shares of the Company's Common Stock based upon the number of Series B Preferred Stock shares outstanding as of March 15, 1997.

    See also a description of the Company's Series C Preferred
Stock in Note 2 - Series C Preferred Stock.

    The Company's Stock Option and Stock Appreciation Rights Plan (the "Plan") provides for the granting of incentive stock options, non-qualified stock options and stock appreciation rights ("SARs") to its officers, directors, key employees, consultants and other persons. Options to purchase a maximum of 700,000 shares of the Company's Common Stock, of which 120,000 may be granted as SARs, are available under the Plan. The options vest over varying periods and expire in 10 years.

    During 1996 the Stock Option Committee of the Board of Directors granted to certain current employees of LIVE and LFM a total of 274,400 options of which 6,750 were subsequently exercised or canceled at an average exercise price of $3.50, the closing price of the Common Stock on The Nasdaq Stock Market's National Market on the day of the grants. The options vest ratably over periods ranging from two to three years.

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



    A summary of stock option transactions during the three years ended December 31, 1996 follows:

                                Number of    Option Price    Weighted Avg
                                 Shares       Per Share     Exercise Price
                                                 ($)              ($)

  Stock options outstanding:
  December 31, 1993. . . . .    298,210      8.75 - 70.00        11.45
    Canceled . . . . . . . .    (86,380)     8.75 - 70.00        12.45
    Granted. . . . . . . . .     86,570      2.75 - 15.63        13.13
  December 31, 1994. . . . .    298,400      8.75 - 70.00        11.64
    Canceled . . . . . . . .   (297,600)     3.50 - 15.63        11.42
    Granted. . . . . . . . .    275,140      2.75 -  4.25         3.50
  December 31, 1995. . . . .    275,940      2.75 - 14.38         3.75
    Canceled . . . . . . . .    (13,070)     3.25 -  3.50         3.44
    Exercises. . . . . . . .    (29,850)     2.75 -  3.50         3.46
    Granted. . . . . . . . .    274,400      3.25 -  6.75         3.59
  December 31, 1996. . . . .    507,420      2.75 - 14.38         3.69


     At December 31, 1996, 1995, and 1994, 137,135, 23,300, and
133,260 options were exercisable, at an average exercise price of $4.03, $6.55, and $12.76 per share respectively. No stock appreciation rights were outstanding. Options to purchase 138,530
(1996), 99,860 (1995), and 76,860 (1994) shares of the Company's
Common Stock were available for grant under the Plan.

     At December 31, 1996, 1995, and 1994, 507,420, 275,940, and
298,400 shares of Common Stock were reserved for future issuances related to options, respectively. At December 31, 1996, 1995, and 1994, 3,370,128, 1,130,170, and 1,075,753 shares of Common
Stock were reserved for future issuances related to the conversion of Preferred Stock, respectively.

     Warrants to purchase 7,000 shares of the Company's Common Stock were issued during 1990 and were outstanding as of December 31, 1996. These warrants are currently exercisable at $72.50 per share (fair market value at the date of grant) and expire in 2000.

     In 1993, the Company issued warrants to purchase 266,666 and 200,000 shares of the Company's Common Stock at a price of $10.00 and $13.60 per share, respectively. The warrants are exercisable until March 1998 and the holders have been granted demand and piggyback registration rights for the Common Stock underlying the Warrants.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The 1988 Stock Option and Stock Appreciation Rights Plan, as amended, (the "1988 Plan"), has authorized the grant of options to management personnel for up to 700,000 shares of the Company's common stock. All options granted have 10 year terms, vest and become fully exercisable at the end of 3 years of continued employment.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rate of 6.1% and 6.0%, respectively; dividend yields of 0% for both periods; volatility factors of the expected market price of the Company's Common Stock of .685 and .667 respectively, and an expected life of the option of 5 years. The weighted average fair value of options granted during the year was $2.23 and $2.13 for the years ended December 31, 1996 and 1995 respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

     Had compensation expense for the options been determined on the fair value at the grant dates for awards consistent with Statement 123, the Company's net (loss) income, net (loss) income attributable to Common Stock and net (loss) income per share would be as follows (in thousands except for earnings per share information):


                                             1996              1995

  Pro forma net (loss) income. . . . . .   $(3,747)          $10,619
  Pro forma net (loss) income
    attributable to Common Stock:
      Primary. . . . . . . . . . . . . .   $(7,699)          $ 3,083
      Fully Diluted. . . . . . . . . . .   $(7,699)          $10,619
  Pro forma (loss) earnings
    per common share:
      Primary. . . . . . . . . . . . . .    $(3.15)            $1.27
      Fully diluted. . . . . . . . . . .    $(3.15)            $0.52


     Since compensation expense associated with option grants is recognized over the vesting period, the initial impact of applying Statement 123 on pro forma net (loss) income, pro forma net (loss) income attributable to Common Stock, and pro forma (loss) income per share is not representative of the potential impact on pro forma amounts in future years, when the effect of the recognition of a portion of compensation expense from multiple awards would be reflected.

     The following table summarizes information about stock options outstanding at December 31, 1996:

Options Outstanding                                                   Options  Exercisable
                                 Weighted Avg
Range of           Number        Remaining            Weighted Avg    Number         Weighted Avg
Exercise Prices    Outstanding   Contractual Life     Exercise Price  Exercisable    Exercise Price
$2.75 - $3.25      103,650       9.05                 $3.22            28,000        $ 3.15
 3.50 -  4.25      392,970       7.82                  3.61            98,335          3.51
 4.50 -  6.25        1,000       9.53                  5.00             1,000          5.00
 6.50 - 10.25        2,000       9.34                  6.75             2,000          6.75
10.50 - 14.38        7,800       5.85                 12.93             7,800         12.93
                   507,420                                            137,135

Note 13 - Stockholders' Rights Plan

     In July 1990, and as amended as of April 1, 1992 and August 13, 1996, the Board of Directors of LIVE adopted a Stockholders'
Rights Plan and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Company Common Stock. Among other provisions, each Right may be exercised to purchase one one-hundredth share of LIVE's Series R Junior Participating Cumulative Preferred Stock at an exercise price of $90, subject to adjustment (the "Exercise Price"). The Rights may only be exercised after a party, exclusive of LIVE, Pioneer, or an approved 20% stockholder, or their affiliates, has acquired or obtained the right to acquire 20% or more of the Company's Common Stock or in the event certain mergers or sales of assets by LIVE occur. The Rights, which do not have voting rights, expire on July 19, 2000 and may be redeemed by the Company at a price of $.01 per Right at any time prior to their expiration or the acquisition of 20% of the Company's Common Stock by any person other than LIVE, Pioneer or their affiliates.

     In the event a party other than LIVE, Pioneer, or an approved 20% stockholder, or their affiliates, acquires 20% or more of the Company's outstanding Common Stock in accordance with certain defined terms, each Right will entitle its holder to purchase, at the Right's then Exercise Price, a number of shares of Company Common Stock having a market value of twice the Right's Exercise Price. The independent directors of LIVE may elect to exchange the Rights at an exchange ratio of one share of Company Common Stock per Right upon the occurrence of certain defined acquisition events. If certain mergers or sales of assets by LIVE occur, each Right shall entitle the holder to purchase, at the Exchange Price, a number of shares of common stock of the surviving corporation or purchaser (so long as it is not LIVE) having a market price of two times the Exercise Price.

Note 14 - Related Party Transactions

     In December 1994, as part of an agreement settling all open accounts between them, LIVE and Carolco agreed that all individual films previously delivered to LFM or LI under either the Domestic Master Agreement or the German Master Agreement would no longer be cross-collateralized with other films, either within individual packages or among so called "film packages"; the companies also agreed that for purposes of their settlement only, all such films would be deemed to have earned the minimum distribution fee that was guaranteed to LFM and LI. In connection with this agreement in 1994, LIVE wrote off the remaining unpaid receivable amount of $6,211,000 that LIVE had recorded in its financial records as owing from Carolco (of which all but $2,177,000 was reserved for in prior years).

     Pursuant to an agreement dated October 1995, which amended and extended an original agreement dated October 1991, LFM granted Pioneer a license for United States laser videodisc rights to LFM's library of motion pictures (subject to certain reserved rights) for a term ending in September 1998. Pioneer paid LFM a total of $4,600,000 ($2,300,000 in March 1996 and $2,300,000 in August 1996)
under this agreement as a non-returnable advance recoupable on a cross-collateralized basis from all royalties payable to LFM under the agreement.

     In September of 1996, as part of an employment agreement, an employee was advanced fees of $400,000 reflecting commitments by the employee in connection with existing films to which the Company is acquiring distribution rights. The advance is to be repaid, plus interest, out of fees earned from future revenues from these films. The employee is to guaranty the repayment of this advance.

     On February 8, 1996, the Company and Pioneer LDC, Inc. ("PLDC") entered into an Output Deal Agreement (the "Pioneer Output Agreement") for the distribution of the Company's theatrical production in Japan. The three year agreement includes all theatrical films that LIVE produces and acquires over the period, excluding two of LIVE's features released in 1996, The Substitute and The Arrival. PLDC has agreed to pay a specified percentage of the applicable film's production or acquisition cost to obtain such Japanese distribution rights. PLDC is an affiliate of the Company's controlling shareholder, Pioneer Electronic Corporation.

     In July 1994, a subsidiary of LFM and an affiliate of Pioneer reached an agreement whereby the Pioneer affiliate will receive the Japanese theatrical, video and television distribution rights to the films Wagons East, Top Dog, The Beans of Egypt, Maine and Goldy III.

     In 1993, Jefferson Capital, (an affiliate of a former director of the Company), and the then co-financial advisor, received a $150,000 non-refundable retainer to assist the Company in structuring and placing a long-term working capital facility for LFM and to make recommendations regarding the Company's capital structure. In addition, each of Jefferson Capital and the co-financial adviser received warrants to purchase 3,333 and 2,941 shares of the Company's Common Stock at a price of $10.00 and $13.60 per share, respectively. In 1994 these parties assisted the Company in negotiating and obtaining the Foothill Credit Facility and received a total fee of $300,000 for such services.

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

     In 1993, the Company's former Chairman of the Board was issued warrants to purchase 2,941 shares of the Company's Common Stock at a price of $13.60 per share.

     The Company and the former Chairman of the Board are parties to an agreement dated December 1993, pursuant to which the Company agreed, for a term ending in June 1997, to pay the former Chairman $25,000 per month, plus normal directors expenses and other out-of-pocket expenses he may incur in connection with his services to the Company, in return for the former Chairman making himself available to the Company or any video subsidiary thereof to act as a consultant for the period ending June 30, 1997. Such compensation is payable as long as the former Chairman makes himself available for such purpose, whether or not the Company actually utilizes his services and whether or not any particular Chief Executive Officer is in the Company's employ.

Note 15 - Incentive Savings Plan

     The Company has established the LIVE Incentive Savings Plan, a profit sharing and 401(k) savings plan, in which eligible employees of LIVE and LFM may participate. Each employee who has attained the age of 21 may become a participant as of the beginning of each calendar quarter when such employee has completed 1,000 hours of service in the relevant one-year computation period. The Company, at the discretion of the Board of Directors, may make annual contributions to the LIVE Incentive Savings Plan. The
Company's profit sharing contributions are allocated to individual accounts of participants in proportion to their compensation. A participant is fully vested in his or her tax-deferred employee contributions at all times. A participant whose employment terminates for any reason other than death or disability is entitled only to the vested portion of the contributions made by the Company on behalf of the plan participant. The LIVE Incentive
Savings Plan permits tax-deferred voluntary employee contributions of an amount equal to not more than 10% of compensation, to be matched by a LIVE contribution in an amount equal to 50% of the employee's voluntary contributions which do not exceed 6% of his or her compensation. With certain exceptions, contributions made by the Company vest equally over a period of four years. Company contributions to the LIVE Incentive Savings Plan were $121,968, $95,000, and $46,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 16 - Major Customers, Suppliers, and Geographic Areas

     During the year ended December 31, 1996, one customer accounted for 12.5% of net sales of LIVE and during the year ended December 31, 1995, two customers accounted for 17.4% and 16.6%, respectively, of net sales of LIVE. During the year ended December 31, 1994, two customers accounted for 11.0% and 12.3%, respectively, of net sales of LIVE.

     The Company is party to a license agreement which granted the Company certain home video rights to certain Christmas and other seasonal video programs. This agreement expires at the end of 1997. Programs under this agreement provided 9.7%, 9.7%, and 11.0% of the Company's total net revenue for the year ended December 31, 1996, 1995, and 1994 respectively.

Export Revenue by Geographic area for the year ended December 31, 1996 consists of:

Europe                     $13,102
Asia                         6,500
Latin America                1,232
Australia/New Zealand        1,459
Other                          462
Total                      $22,755

Note 17 - Commitments and Contingencies

     Employment and Separation Agreements:

     The Company has employment agreements with certain of its officers generally for a term of one to four years. Future minimum payments under these contracts are approximately $3,792,000, $3,432,000, $2,994,000, and $812,000 for the years ending December 31, 1997,
1998, 1999, and 2000.

     Legal Proceedings:

     LIVE had been the defendant in two purported class action law suits that were filed in 1992. The Company had requested the U.S. District Court to dismiss both cases for non-prosecution due to the fact that the plaintiffs had taken no action in either of these cases for over one year. On April 8, 1996, the U.S. District Court granted LIVE's request and dismissed both cases.

     In May 1994, a breach of contract claim was filed against a subsidiary of the Company, claiming nonpayment of royalties from licensing of films in foreign territories and deprivation of royalty payments as a result of misallocation of certain values asserted with licensed film properties. Films subject to the complaint were contained in the assets of Vestron, Inc. purchased by the Company in July 1991, and the period covered included the license periods both prior to, and subsequent to, the acquisition date by the Company. The Company filed a reply brief (including a Motion to Dismiss) on October 5, 1994, and such Motion to Dismiss was granted on the grounds of forum non conviens. Plaintiff filed a complaint in New York on March 22, 1995. The Company filed its answer, affirmative defenses and counterclaim on April 20, 1995. Plaintiff filed a motion for class certification on September 8, 1995 to which the Company filed its opposition to the motion on November 6, 1995. After limited pre-trial discovery, a motion for class certification was argued on December 6, 1995. By order dated June 21, 1996 and filed on June 25, 1996, the Court in this action determined that the action should be maintained as a class action under the provisions of 901(a) of the New York Civil Practice Law and Rules. The Company filed an appeal from the Order granting class certification on July 19, 1996 and filed a Motion for Decertification of the class on July 24, 1996. A hearing on the motion was heard on September 4, 1996 and on December 24, 1996 the Court denied the Company's Motion for Decertification. On February 7, 1997 the company filed a combined appeal from the order granting a class certification and the dismissal of the Motion for Decertification, which will be considered by the New York State Appellate Division in April 1997.

     Management and counsel to LIVE are unable to predict the ultimate outcome of the above-described actions at this time. However, LIVE and the other defendants believe that these lawsuits are without merit and intend to defend them vigorously. Accordingly, no provision for any liability which may result has been made in LIVE's consolidated financial statements. In the opinion of management, these actions, when finally concluded and determined, will not have a material adverse effect upon LIVE's financial position or results of operations.

     Other than as described above, there are no material legal proceedings to which LIVE or any of its subsidiaries are a party other than ordinary routine litigation in the course of business. In the opinion of management (which is based in part on the advice of outside counsel), resolution of these matters will not have a material adverse impact on LIVE's financial position or results of operations.

Note 18 - Rationalization

     In March 1996, the Company retained the Carreden Group, Incorporated ("Carreden") to act as its exclusive financial advisor in connection with a review of the Company's current capitalization. Carreden was retained to advise the Company's Board of Directors in a review of the Company's business operations and capital structure and to develop alternatives that will accomplish the strategic and financial objectives of the Company by securing for the Company a more stable and appropriate capital base on which to operate in the future.

     On August 21, 1996 the Company filed a Schedule 13E-4 with the Securities and Exchange Commission which outlined a proposed exchange offer and equity recapitalization plan (the "Equity Rationalization"). In addition, the Company is seeking to replace its existing $30,000,000 Foothill Credit Facility with a larger working capital facility, and to refinance its current outstanding $40,000,000 of LIVE Increasing Rate Notes. The Company continues to negotiate financing terms for an exchange offer. In addtion, the Company has been approached about a possible transaction involving the sale of the entire Company. Any such transactions would be subject to a number of conditions, and there is no assurance that either of these transactions, or any other transactions, will be finalized or completed. The Company believes that the Equity Rationalization, if completed, will simplify its existing complex capital structure, provide additional liquidity for growth and expansion, and reduce the cash dividend cost of its existing equity securities. Failure of the Company to consummate an equity rationalization plan at this time would require the Company to begin accumulating cash to retire
LIVE Increasing Rate Notes, of which $20,000,000 are due in 1998 and the remaining $20,000,000 in 1999, and would therefore reduce the funds available for the Company's operations. The completion of the Equity Rationalization is subject to completing satisfactory documentation for refinancing sources of senior and subordinated debt, approval by the Company's Board of Directors, shareholders, and regulatory agencies, completion of legal documentation, and acceptance of the tender offer if and when made. As such, no assurances can be given that the Company's efforts will be successful.

       Note 19 - Quarterly Financial Information (Unaudited)

     Certain quarterly financial information is presented below:
                                        First        Second      Third        Fourth
                                        Quarter      Quarter     Quarter      Quarter     Year
                                            (Amounts in Thousands, Except Per Share Data)
1996
  Net sales  . . . . . . . . . . . . .  $ 22,553     $ 50,269    $ 36,440     $ 42,163    $151,425
  Gross profit . . . . . . . . . . . .     5,840        7,294       6,349        4,382      23,865
  Operating profit (loss). . . . . . .       997        2,117       1,281         (361)      4,034
  Income (loss) before income taxes. .     1,289        2,325       1,209         (260)      4,563
  Net income . . . . . . . . . . . . .       967        1,743       1,209       (7,356)     (3,437)
  Preferred dividends. . . . . . . . .       699        1,039       1,006        1,208       3,952
  Net income (loss) attributable
    to Common Stock. . . . . . . . . .       268          704         203       (8,564)     (7,389)
  Net income (loss) per
    common share:
      Primary  . . . . . . . . . . . .      0.10         0.28        0.08        (3.50)      (3.03)
      Fully Diluted  . . . . . . . . .      0.08         0.17        0.08        (3.50)      (3.03)

Fourth Quarter Adjustments

     During the fourth quarter of 1996 the Company recorded an additional provision for income taxes of $7,100,000 as a result of certain adjustments proposed by the Internal Revenue Service in connection with its examination of the Company's 1989 through 1991 tax returns.

1995
  Net sales (1). . . . . . . . . . .    $ 44,505     $ 22,456    $ 40,060     $ 33,091    $140,112
  Gross profit . . . . . . . . . . .       9,949        5,077       3,246        8,815      27,087
  Operating profit . . . . . . . . .       5,359          936       1,400        3,131      10,826
  Income before income taxes . . . .       5,404        1,159       1,595        3,233      11,391
  Net income . . . . . . . . . . . .       4,904        1,059       1,595        3,233      10,791
  Accretion in redemption value of
    Series B Preferred Stock . . . .       1,571        1,259       1,259          420       4,509
  Preferred dividends. . . . . . . .         859          716         696          756       3,027
  Net income (loss) attributable
    to Common Stock. . . . . . . . .       2,474         (916)       (360)       2,057       3,255
  Net income (loss) per common share:
      Primary. . . . . . . . . . . .        1.02        (0.38)      (0.15)        0.84        1.34
      Fully Diluted  . . . . . . . .        0.29        (0.38)      (0.15)        0.21        0.53

(1) Excludes net sales of VCL for each of the fiscal quarters of 1995 of $9,779, $8,446, $5,261 and $8,771, respectively.

                      LIVE ENTERTAINMENT INC. AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           Column A                             Column B                Column C             Column D       Column E
                                                                        Additions
                                                Balance at      Charged to      Charged to                  Balance at
                                                Beginning       Costs and       Other                       End
           Description                          of Period       Expenses        Accounts      Deductions    of Period
                                                                    (Dollar Amounts in Thousands)
Year ended December 31, 1996 Deducted from
 Asset Accounts:

 Allowance for future sales returns. . . . .    $14,451         $17,819 (a)         --        $17,008 (b)   $15,262
 Allowance for doubtful accounts . . . . . .      1,007             132           (296)             3 (c)       840
 Allowance for advertising . . . . . . . . .      3,419          12,234           (820)        10,056 (d)     4,777
 Allowance for overstock inventory . . . . .      2,441             931             70            258 (e)     3,184
 Allowance for film rights in excess
   of net realizable value . . . . . . . . .      2,397              --            475          1,497 (f)     1,375


Year ended December 31, 1995 Deducted from
 Asset Accounts:

 Allowance for future sales returns. . . . .    $10,847         $17,926 (a)         --        $14,322 (b)   $14,451
 Allowance for doubtful accounts . . . . . .      1,742             103             12            850 (c)     1,007
 Allowance for advertising . . . . . . . . .      6,881           7,499         (2,000)         8,961 (d)     3,419
 Allowance for overstock inventory . . . . .      2,688             637             --            884 (e)     2,441
 Allowance for film rights in excess
   of net realizable value . . . . . . . . .      1,323              --          1,368            294         2,397


Year ended December 31, 1994 Deducted from
 Asset Accounts:

 Allowance for future sales returns. . . . .    $17,806         $11,554 (a)         --        $18,513 (b)   $10,847
 Allowance for doubtful accounts . . . . . .      1,441              75            256             30 (c)     1,742
 Allowance for advertising . . . . . . . . .      6,193          10,633             --          9,945 (d)     6,881
 Allowance for overstock inventory . . . . .      4,501             469             --          2,282 (e)     2,688
 Allowance for film rights in excess
   of net realizable value . . . . . . . . .      1,323              --             --             --         1,323

(a) Amounts represent the gross profit impact of anticipated sales returns.
(b) Gross profit impact of returns credited to customer accounts during the year.
(c)      Net amount of accounts written-off and recoveries during the year.
(d)      Reimbursements for co-op advertising.
(e)      Disposal of overstock inventory.
(f)      Write-off of film rights.












                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549










                                 EXHIBITS

                                    To

                                 Form 10-K

                                    Of

                          LIVE ENTERTAINMENT INC.

                For the fiscal year ended December 31, 1996

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

10.35 Securities Indemnification Agreement, dated as of
      October 30, 1990, by and among Vestron Acquisition
      Corp., Furst Holdings, Inc., Frogtown Holdings
      Inc., Austin O. Furst, Jr., and Vestron Inc.,
      including annex (incorporated herein by reference
      to Exhibit 10.68 of Registrant's Current Report on
      Form 8-K, dated October 30, 1990). . . . . . . .

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

10.78 First Amendment to Employment Agreement, dated as of April 1, 1995, for the services of Michael J.
      White (incorporated herein by reference to Exhibit
      10.1 to the Registrant's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1995)^. . .

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

10.80 Fourth Amendment to License and Distribution
      Agreement dated as of May 27, 1995 between LIVE
      Home Video Inc., LIVE America Inc., Vestron Inc.,
      and LIVE Film and Mediaworks Inc. and Warner-
      Electra-Atlantic Corporation (incorporated herein
      by reference to Exhibit 10.80 to the Registrant's
      Quarterly Report on Form 10-Q for the quarter
      ended June 30, 1995) . . . . . . . . . . . . . .

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

10.83 Amendment to Employment Agreement, dated as of
      December 31, 1995 for the services of Ronald B.
      Cushey (incorporated herein by reference to
      Exhibit 10.83 to the Registrant's Annual Report on
      Form 10-K for the fiscal year ended December 31,
      1995)^ . . . . . . . . . . . . . . . . . . . . .

10.84 Termination of Engagement Letter, dated May 31,
      1995 between Jefferson Capital Group, Ltd. and
      Daniels & Associates and the Registrant
      (incorporated herein by reference to Exhibit 10.84
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1995)^. . . .

10.85 1988 Stock Option and Stock Appreciation Rights
      Plan of the Registrant as amended through February
      7, 1996 (incorporated by reference to Appendix B
      to the Registrant's proxy statement for the 1996
      Annual Meeting of Stockholders)^ . . . . . . . .

10.86 Fiscal 1996 Incentive Cash Compensation Program
      for the Registrant, dated February 7, 1996
      (incorporated herein by reference to Exhibit 10.86
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1995)^. . . .

10.87 Multiple Picture Deal Agreement, dated as of
      February 14, 1996, between Orion Pictures
      Corporation and the Registrant (incorporated
      herein by reference to Exhibit 10.87 to the
      Registrant's Annual Report on Form 10-K for the
      fiscal year ended December 31, 1995) . . . . . .

10.88 Laser Videodisc Sublicense Deal Memorandum, dated
      as of October 1, 1995, by and between Pioneer
      Entertainment (USA) L.P. and LIVE Film and
      Mediaworks Inc. (incorporated herein by reference
      to Exhibit 10.88 to the Registrant's Annual Report
      on Form 10-K for the fiscal year ended December
      31, 1995). . . . . . . . . . . . . . . . . . . .

10.89 Sale and Purchase Agreement, dated November 6,
      1995, among LIVE Entertainment International Inc.,
      VCL/Carolco Communications B.V., VCL/Carolco
      Communications GmbH, Apricot Computer GmbH and
      Gunther Detlef Ruth (incorporated herein by
      reference to Exhibit 10.89 to the Registrant's
      Annual Report on Form 10-K for the fiscal year
      ended December 31, 1995) . . . . . . . . . . . .

10.90 Supplement to the Sale and Purchase Agreement,
      dated November 6, 1995, between LIVE Entertainment
      International Inc. and Apricot Computer GmbH
      (incorporated herein by reference to Exhibit 10.90
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1995) . . . .

10.91 Output Deal Memo, dated as of February 8, 1996
      between LIVE International and Pioneer LDC, Inc.
      (incorporated herein by reference to Exhibit 10.91
      to the Registrant's Annual Report on Form 10-K for
      the fiscal year ended December 31, 1995) . . . .

10.92 Amendment No. Two to Amended and Restated Loan and
      Security Agreement, dated as of July 18, 1995
      among Foothill Capital Corporation, and each of
      LIVE Home Video Inc., LIVE Film and Mediaworks
      Inc., LIVE Entertainment International Inc., LIVE
      America Inc. and Vestron Inc. (incorporated herein
      by reference to Exhibit 10.92 to the Registrant's
      Annual Report on Form 10-K for the fiscal year
      ended December 31, 1995) . . . . . . . . . . . .

10.93 Employment Agreement, dated as of August 15, 1996,
      for the services of Ronald B. Cushey (incorporated
      herein by reference to Exhibit 10.93 to the
      Registrant's Quarterly Report on Form 10-Q for the
      quarter ended September 30, 1996)^ . . . . . . .

10.94 Employment Agreement, dated as of August 15, 1996,
      for the services of Paul S. Almond  (incorporated
      herein by reference to Exhibit 10.94 to the
      Registrant's Quarterly Report on Form 10-Q for the
      quarter ended September 30, 1996)^ . . . . . . .

10.95 Employment Agreement, dated as of August 15, 1996,
      for the services of Elliot Slutzky  (incorporated
      herein by reference to Exhibit 10.95 to the
      Registrant's Quarterly Report on Form 10-Q for the
      quarter ended September 30, 1996)^ . . . . . . .

10.96 Fifth Amendment to License and Distribution
      Agreement dated as of May 7, 1996 between LIVE
      Film and Mediaworks Inc. (formerly LIVE Home Video
      Inc. and successor in interest to LIVE Film and
      Mediaworks Inc., a California corporation), LIVE
      America Inc. and Vestron Inc. and Warner-Elektra-
      Atlantic Corporation.  (incorporated herein by
      reference to Exhibit 10.96 to the Registrant's
      Quarterly Report on Form 10-Q for the quarter
      ended September 30, 1996)^ . . . . . . . . . . .

10.97 Agreement dated March 14, 1996 between Carreden
      Group Inc. and LIVE Entertainment Inc.
      (Incorporated herein by reference to Exhibit 13 to
      the Registrant's Schedule 13E-4 filed on August
      21, 1996) (incorporated herein by reference to
      Exhibit 10.97 to the Registrant's Quarterly Report
      on Form 10-Q for the quarter ended September 30,
      1996)^ . . . . . . . . . . . . . . . . . . . . .

10.98 Employment Agreement Deal Memo, dated as of
      September 12, 1996, for the services of Ann
      Dubinet (incorporated herein by reference to
      Exhibit 10.98 to the Registrant's Quarterly Report
      on Form 10-Q for the quarter ended September 30,
      1996)^ . . . . . . . . . . . . . . . . . . . . .

10.99 Employment Agreement, dated as of January 1, 1997 for the services of Roger A. Burlage^*

11    Computation of Earnings Per Share* . . . . . . .

21    Subsidiaries of the Company* . . . . . . . . . .

23    Consent of Independent Auditors* . . . . . . . .

24    Powers of Attorney and Board of Directors
      resolution authorizing the same* . . . . . . . . . . .

27    Financial Data Schedule (Electronic Filing Only)*
       . . . . . . . . . . . . . . . . . . . . . . . .

99.1  Letter dated August 30, 1994 from Chemical
      Securities Inc. to the Board of Directors of the
      Registrant (incorporated by reference to Exhibit
      99.1 to Registrant's Current Report on Form 8-K
      dated September 15, 1994). . . . . . . . . . . .


*Filed Herewith
^Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c)