Form 10-Q
period 1997-03-31
LIVE ENTERTAINMENT INC
filed 1997-05-07
CIK 840260

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               Form 10-Q


  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

                 For the Quarter ended March 31, 1997

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

     As of April 23, 1997, there were 2,450,467 shares of the Registrant's Common Stock, 3,819,802 shares of the Registrant's Series B Cumulative Convertible Preferred Stock and 15,000 shares of the
Registrant's Series C Convertible Preferred Stock outstanding.

                LIVE ENTERTAINMENT INC. AND SUBSIDIARIES



                                 INDEX




PART I - FINANCIAL INFORMATION                                       Page


  ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED):

             Condensed Consolidated Balance Sheets at
              March 31, 1997 and December 31, 1996 . . . . . . .       1

             Condensed Consolidated Statements of
              Operations for the three months ended
              March 31, 1997 and 1996. . . . . . . . . . . . . .       2

             Condensed Consolidated Statements of
              Cash Flows for the three months ended
              March 31, 1997 and 1996. . . . . . . . . . . . . .       3

             Notes to Condensed Consolidated Financial
              Statements . . . . . . . . . . . . . . . . . . . .     4-7


  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS. . . . . . . . . . . . . . . . . . .    7-11




PART II - OTHER INFORMATION


  ITEM 1.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . .   11-12


  ITEM 3(b). DEFAULTS UPON SENIOR SECURITIES - DIVIDEND
              ARREARAGE ON PREFERRED STOCK . . . . . . . . . . . .    12


  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . .      12

                          PART I - FINANCIAL INFORMATION

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                              (Amounts in Thousands)



                                                       March 31,   December 31,
                                                         1997          1996

ASSETS

Cash and cash equivalents, including restricted
 cash of $1,109 and $668 . . . . . . . . . . . . . . .   $48,412      $ 41,992
Accounts receivable, less allowances of
$20,879 in 1996. . . . . . . . . . . . . . . . . . . .        --         7,906
Inventories. . . . . . . . . . . . . . . . . . . . . .     8,335         6,206
Property and equipment, net. . . . . . . . . . . . . .     1,335         1,058
Film costs, net of accumulated amortization
 of $622,305 and $610,067. . . . . . . . . . . . . . .    59,869        62,633
Other assets . . . . . . . . . . . . . . . . . . . . .     1,942         1,940
Goodwill, net of accumulated amortization of
 $44,948 and $43,967 . . . . . . . . . . . . . . . . .    21,041        22,022
                                                        $140,934     $ 143,757

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . .   $ 6,538       $ 5,177
Accrual for returns and advertising net of accounts
 receivable of $14,984 in 1997 . . . . . . . . . . . .     6,515            --
Accrued expenses . . . . . . . . . . . . . . . . . . .     3,513         3,918
Deferred revenue . . . . . . . . . . . . . . . . . . .     8,109         8,492
Notes payable. . . . . . . . . . . . . . . . . . . . .    11,310        13,571
Increasing Rate Senior Subordinated Notes due
 1999, including capitalized interest of
 $6,963 and $9,176 . . . . . . . . . . . . . . . . . .    46,963        49,176
Film obligations . . . . . . . . . . . . . . . . . . .    12,148        14,577
Dividends payable. . . . . . . . . . . . . . . . . . .     4,220         4,033
Income taxes payable and deferred income taxes . . . .    16,741        16,346
 Total liabilities . . . . . . . . . . . . . . . . . .   116,057       115,290
Stockholders' Equity:
Series B Cumulative Convertible Preferred Stock--
 authorized 9,000,000 shares; $1.00 par value;
 $38,198,020 liquidation preference; 3,819,802
 shares outstanding. . . . . . . . . . . . . . . . . .     3,819         3,819
Series C Convertible Preferred Stock--15,000 shares
 authorized and outstanding; $1.00 par value;
 $15,000,000 liquidation preference. . . . . . . . . .        15            15
Common Stock--authorized 24,000,000 shares;
 $0.01 par value; 2,448,193 and 2,448,267
 shares outstanding. . . . . . . . . . . . . . . . . .        24            24
Additional paid-in capital . . . . . . . . . . . . . .   122,787       123,930
Retained deficit . . . . . . . . . . . . . . . . . . .  (101,768)      (99,321)
                                                          24,877        28,467
                                                        $140,934      $143,757


            See notes to condensed consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                  (Amounts in Thousands, Except Per Share Data)




                                                         Three Months Ended
                                                              March 31,
                                                        1997            1996


Net sales. . . . . . . . . . . . . . . . . . . . . . .  $ 26,662      $ 22,553
Cost of goods sold . . . . . . . . . . . . . . . . . .    22,965        16,713
   GROSS PROFIT. . . . . . . . . . . . . . . . . . . .     3,697         5,840
Operating Expenses:
 Selling, general and administrative expenses. . . . .     5,149         3,862
 Amortization of goodwill. . . . . . . . . . . . . . .       981           981
   . . . . . . . . . . . . . . . . . . . . . . . . . .     6,130         4,843
   OPERATING (LOSS) PROFIT . . . . . . . . . . . . . .    (2,433)          997
Interest and other income. . . . . . . . . . . . . . .       678           789
Interest expense . . . . . . . . . . . . . . . . . . .      (392)         (497)
   (LOSS) INCOME BEFORE INCOME TAXES . . . . . . . . .    (2,147)        1,289
 Income tax expense. . . . . . . . . . . . . . . . . .       300           322
   NET (LOSS) INCOME . . . . . . . . . . . . . . . . .  $ (2,447)     $    967

Net (loss) income per common share:
 Primary . . . . . . . . . . . . . . . . . . . . . . .  $  (1.47)     $    .10
 Fully diluted . . . . . . . . . . . . . . . . . . . .  $  (1.47)     $    .08

Weighted average number of shares outstanding:
 Primary . . . . . . . . . . . . . . . . . . . . . . .     2,448         2,681
 Fully diluted . . . . . . . . . . . . . . . . . . . .     2,448        11,860















            See notes to condensed consolidated financial statements.

                     LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Amounts in Thousands)


                                                         Three Months Ended
                                                              March 31,
                                                        1997            1996
OPERATING ACTIVITIES:
 Net (loss) income . . . . . . . . . . . . . . . . . . $  (2,447)     $    967
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
 Depreciation and amortization of property
  and equipment. . . . . . . . . . . . . . . . . . . .       143           172
 Amortization of goodwill. . . . . . . . . . . . . . .       981           981
 Amortization of and adjustments to film costs . . . .    12,238        11,521
 Income taxes payable and deferred income taxes. . . .       395           322
 (Increase) decrease in operating assets:
   Accounts receivable . . . . . . . . . . . . . . . .     7,906            --
   Inventories . . . . . . . . . . . . . . . . . . . .    (2,129)         (968)
   Other assets. . . . . . . . . . . . . . . . . . . .        (2)         (258)
 Increase (decrease) in operating liabilities:
   Accounts payable and accrued expenses
   and deferred revenue. . . . . . . . . . . . . . . .       573         2,089
   Accrual for returns and advertising . . . . . . . .     6,515         6,145
   Film cost additions . . . . . . . . . . . . . . . .    (9,475)      (15,145)
   Payments on film obligations. . . . . . . . . . . .    (2,429)       (5,167)
     Cash provided by operating activities . . . . . .    12,269           659
INVESTING ACTIVITIES:
 Acquisition of property and equipment . . . . . . . .      (420)          (63)
     Cash (used for) investing activities. . . . . . .      (420)          (63)
FINANCING ACTIVITIES:
 Payments on long-term obligations . . . . . . . . . .    (4,474)       (2,677)
 Repurchase of Series B Cumulative Convertible
   Preferred Stock . . . . . . . . . . . . . . . . . .        --        (2,332)
 Dividends paid on Series B Cumulative Convertible
   Preferred Stock . . . . . . . . . . . . . . . . . .      (955)         (477)
 Issuance of Common Stock. . . . . . . . . . . . . . .        --            53
     Cash (used for) financing activities. . . . . . .    (5,429)       (5,433)
     Increase (decrease) in cash and cash
       equivalents . . . . . . . . . . . . . . . . . .     6,420        (4,837)
     Cash and cash equivalents at beginning
       of period . . . . . . . . . . . . . . . . . . .    41,992        49,487
     Cash and cash equivalents at end of period. . . .  $ 48,412      $ 44,650













            See notes to condensed consolidated financial statements.

             LIVE ENTERTAINMENT INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
                          March 31, 1997

Note 1 - Summary of Significant Accounting Policies

 Background and Operations: LIVE Entertainment Inc. ("LIVE" or the "Company") was formed in 1988 and its largest ongoing businesses are LIVE Film and Mediaworks Inc.("LFM") (formerly LIVE Home Video Inc.), LIVE Theatrical Distribution Inc. ("LTD") and LIVE International ("LI"), which primarily acquires rights to produce and distribute theatrical motion pictures, children's films and special interest programs (including CD-ROM) which they market and distribute in all media to wholesalers, retailers and consumers in the United States and Canada (LFM and LTD) and internationally
(LI). The Company's continuing operations are principally in a single business segment, the production, distribution and retail sale of a broad variety of film related entertainment software products.

 Basis of Presentation: The accompanying consolidated financial statements and footnotes are unaudited and are condensed, as contemplated by the Securities and Exchange Commission under Rule 10-01 of Regulation S-X. Accordingly, they do not contain all disclosures required by generally accepted accounting principles, but in the opinion of management of LIVE include all adjustments (consisting only of normal recurring accruals) necessary to fairly state the financial position and results of operations of LIVE. The financial statements include the accounts of LIVE and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

 LIVE suggests that these condensed consolidated financial statements be read in conjunction with its consolidated financial statements for the year ended December 31, 1996 and related notes thereto included on Form 10-K filed with the Securities and Exchange Commission.

 Certain reclassifications of 1996 amounts have been made in order to conform with the 1997 financial statement presentation.

 Net (Loss) Income Per Common Share:

 Primary:

 Per share information has been determined on the basis of 2,448,193 and 2,681,137 weighted average number of shares outstanding for the three months ended March 31, 1997 and 1996, respectively. Common equivalent shares, consisting of outstanding stock options and warrants, and convertible preferred stock are not included in the March 31, 1997 calculations as they are antidilutive. The net (loss) income per common share for the three months ended March 31, 1997 and 1996 gives effect to dividends of $1,142,000 and $699,000, respectively, on both the Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock") and the Series C Convertible Preferred Stock ("Series C Preferred Stock").

 In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which is effective for annual and interim financial statements issued for periods ending December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share ("EPS"). SFAS No. 128 was issued to simplify the standards for calculating EPS previously found in APB No. 15, Earnings Per Share. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations for companies with a complex capital structure. For the Company, basic EPS will exclude the dilutive effects of stock options and warrants. Diluted EPS for the Company will reflect all potential dilutive securities. Under the provisions of SFAS 128, basic EPS would have been $0.01 higher than the amount reported in the first quarter of 1996 and have no impact on the amount reported for the first quarter of 1997. Diluted EPS would have been the same as the reported amounts.

 Fully Diluted:

 Common equivalent shares, consisting of outstanding stock options and warrants, and convertible preferred stock are not included in the March 31, 1997 calculations as they are antidilutive. Per share information has been determined on the basis of 11,860,005 weighted average number of shares outstanding for the three months ended March 31, 1996, assuming conversion of the Series B Preferred Stock and the Series C Preferred Stock.

Note 2 - Recent Developments

 On April 17, 1997, LIVE entered into a definitive merger agreement with an investor group. Pursuant to the terms of the merger agreement, holders of LIVE's Series B Preferred Stock will receive $10.00 per share in cash, plus accrued dividends, holders of Series C Preferred Stock will receive $944.8624 per share in cash, and holders of LIVE's Common Stock will receive $6.00 per share in cash. LIVE's outstanding indebtedness under its $40 million Increasing Rate Senior Subordinated Notes due 1999 (the "LIVE Increasing Rate Notes") will also be redeemed at par plus accrued interest. The transaction is subject to customary terms and conditions, including closing of the necessary financing under commitment letters aggregating $150 million delivered by the investor group. The transaction is also subject to approval by holders of a majority of LIVE's outstanding Common and Series C Preferred Stock at a special meeting which is expected to be held in June or July.

 In connection with the merger agreement, on May 1, 1997, the Company filed a Confidential Preliminary Merger Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 describing certain details of the merger agreement.

Note 3 - Litigation

 In May 1994, a breach of contract claim was filed against a subsidiary of the Company by certain Plaintiffs, on their own behalf and on behalf of all persons similarly situated, claiming nonpayment of royalties from licensing of films in foreign territories and deprivation of royalty payments as a result of misallocation of certain values asserted with licensed film properties. Films subject to the complaint were contained in the assets of Vestron, Inc. purchased by the Company in July 1991, and the period covered included the license periods both prior to, and subsequent to, the acquisition date by the Company. The Company filed a reply brief (including a Motion to Dismiss) on October 5, 1994, and such Motion to Dismiss was granted on the grounds of forum non conviens. Plaintiff filed a complaint with the New York Supreme Court, Erie County, on March 22, 1995. The Company filed its answer, affirmative defenses and counterclaim on April 20, 1995. Plaintiffs filed a motion for class certification on September 8, 1995 to which the Company filed its opposition to the motion on November 6, 1995. After limited pre-trial discovery, a motion for class certification was argued on December 6, 1995. By order dated June 21, 1996 and filed on June 25, 1996, the Supreme Court in this action determined that the action could be maintained as a class action under the provisions of Section 901(a) of the New York Civil Practice Law and Rules. The Company filed an appeal from the Order granting class certification on July 19, 1996 and filed a Motion for Decertification of the class on July 24, 1996.
A hearing on the motion was heard on September 4, 1996 and on December 24, 1996 the Supreme Court denied the Company's Motion for Decertification. On February 7, 1997 the company filed a combined appeal from the order granting a class certification and the dismissal of the Motion for Decertification, which was considered by the New York State Appellate Division in April 1997. By its decision of April 25, 1997, the New York State Appellate Division affirmed the decision of the Supreme Court.

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

 Other than as described above, there are no legal proceedings to which LIVE or any of its subsidiaries are a party other than ordinary routine litigation in the course of business. In the opinion of management (which is based in part on the advice of outside counsel), resolution of these matters will not have a material adverse impact on LIVE's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended March 31, 1997 Compared to Three Months
 Ended March 31, 1996

 Continuing Operations

 Net sales of LIVE increased to $26,662,000 during 1997 compared to $22,553,000 during 1996. The increase of $4,109,000, or 18.2%, is primarily attributable to increased television, video rental and sell-through sales including the video rental release of Tree's Lounge in the first quarter of 1997 for which there was no comparable title released in the first quarter of 1996. The increase was partially offset by a decrease in international revenue.

 Gross profits of LIVE decreased $2,143,000, or 36.7%, to $3,697,000 during 1997 compared to $5,840,000 during 1996. As a percentage of sales, gross profit decreased to 13.9% during 1997 from 25.9% during 1996. The decrease in both the gross profit dollars and as a percentage of sales is primarily due to higher costs associated with the Company's theatrical releases, including increased amortization of film costs related to adjustments in projected value of certain film properties, in the first quarter of 1997 and lower gross margins generated by the increase in sell-through video sales.

 Selling, general and administrative expenses of LIVE increased $1,287,000, or 33.3%, to $5,149,000 during 1997 compared to
$3,862,000 during 1996. As a percentage of sales, the amount increased to 19.3% during 1997 from 17.1% during 1996. The dollar increase and percentage increase is primarily a result of higher overhead costs associated with expansion of the Company's business into theatrical, international and television operations.

 Interest and other income decreased $111,000 or 14.1% to $678,000 during 1997 compared to $789,000 during 1996, which was primarily the result of lower interest earned on cash balances in the first quarter of 1997 compared to the first quarter of 1996.

 Interest expense of LIVE decreased $105,000, or 21.1%, to $392,000 during 1997 compared to $497,000 during 1996. Included in interest expense for the three months ended March 31, 1996 is $170,021 related to the increase in the interest rate on the LIVE Increasing Rate Notes from 10% to 12% per annum, which was provided for in an amendment to the Indenture governing the LIVE Increasing Rate Notes. The interest rate increase on the LIVE Increasing Rate Notes was to occur in March 1996, and such interest from and after that date is included in the carrying value of the LIVE Increasing Rate Notes in accordance with Financial Accounting Standards Board Statement No. 15, Accounting for Debtors and Creditors for Troubled Debt Restructuring and therefore not included in interest expense. The decrease was partially offset by interest incurred on amounts outstanding under the WEA distribution agreement.

 Preferred dividends of $1,142,000 in 1997 and $699,000 in 1996 represents the cash dividend accrued on both the Series B Preferred Stock (5% to May 1, 1996 and 10% thereafter) and the Series C Preferred Stock (5%), as well as, in the case of the Series C Preferred Stock, additional 5% dividends on accrued but unpaid dividends.

Liquidity and Capital Resources

 Historically, the Company has funded its operations through a combination of cash generated from operations, bank borrowings, advances from distributors under distribution agreements and the proceeds from the issuance of debt instruments. For the three months ending March 31, 1997, the Company generated positive cash flow from operations of $12,269,000, primarily due to collections of accounts receivables.

 On May 27, 1995, LIVE entered into a three year extension of its distribution agreement with Warner-Elektra-Atlantic Corporation ("WEA"). Under the terms of the agreement, WEA advanced $10,000,000 to LIVE, recoupable from distribution revenues during the three year term of the agreement at $277,778 per month, plus
interest at LIBOR plus 0.2%.   On October 21, 1996 LIVE amended the
distribution agreement, effective as of May 7, 1996, whereby LIVE assumed responsibility of all sales and sales solicitation services which were previously the responsibility of WEA. The amendment also included a reduction in certain distribution fees charged by WEA, as a result of the shift in sales and sales solicitation responsibility, and an additional advance to LIVE of $10,000,000. The additional advance is recoupable from distribution revenues during the remaining term of the agreement at $476,190 per month plus interest at LIBOR + 0.2%. In order to obtain the advances, LIVE granted WEA a second priority security interest in substantially all of LIVE's assets. As of March 31, 1997, there was $11,310,000 outstanding under the advance, and the interest rate on the advance at March 31, 1997 was 5.7%.

 Investing activities generated a negative cash flow of $420,000, primarily as a result of the acquisition of property and equipment at LIVE.

 LIVE and its affiliates are a party to a three-year $30,000,000 revolving credit facility with Foothill Capital Corporation (the "Foothill Credit Facility") that expires in November 1997. In March 1997, an amendment was entered into that extended the expiration date of the Foothill Credit Facility, under the existing terms, to March 1, 1998. Borrowings available under the Foothill Credit Facility are limited to $27,500,000 until additional participant lenders are added to the Facility, at which time the borrowings available will be increased to a maximum $30,000,000. Borrowings under the Foothill Credit Facility are secured by substantially all of the assets of LIVE and its affiliates. Outstanding borrowings under the Foothill Credit Facility bear interest at the rate of 2% per annum above the highest of the Bank of America, Mellon Bank or Citibank prime rate, payable monthly.
In no event will interest under the Foothill Credit Facility be less than 7% per annum. The Foothill Credit Facility provided for a closing fee of $500,000, an annual facility fee of 1/4 of 1% and a commitment fee of 1/4 of 1% on any unused amount. The Foothill Credit Facility also requires LIVE to meet certain financial ratios, and as of March 31, 1997 the Company was in compliance with all such financial ratios. There were no amounts outstanding under the Foothill Credit Facility as of March 31, 1997.

 Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31 of 1993, 1994, 1995 and 1996 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, 1994, 1995 and 1996 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled approximately $3,078,000 as of March 31, 1997.

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

 LIVE experienced negative cash flows from financing activities of $5,429,000 during the three months ended March 31, 1997 primarily due to interest and principal payments on long term obligations and payment of dividends on the Series B Preferred Stock.

 As of March 31, 1997, the aggregate redemption price for the Series B Preferred Stock was $38,198,000 ($10.00 per share).

 Although LIVE has no obligation to redeem any Series B Preferred Stock, subject to the availability of funds and the prior approval of its Board of Directors and its lenders, LIVE may acquire shares of its Series B Preferred Stock from time to time, either through private purchases or through open market purchases. Through March 31, 1997, LIVE acquired, and subsequently retired, a total of 2,177,500 shares of the Series B Preferred Stock at an average price of $4.27 per share.

 On April 17, 1997, LIVE entered into a definitive merger agreement with an investor group. Pursuant to the terms of the merger agreement, holders of LIVE's Series B Preferred Stock will receive $10.00 per share in cash, plus accrued dividends, holders of Series C Preferred Stock will receive $944.8624 per share in cash, and holders of LIVE's Common Stock will receive $6.00 per share in cash. LIVE's outstanding indebtedness will also be redeemed at par plus accrued interest. The transaction is subject to customary terms and conditions, including closing the necessary financing under commitment letters aggregating $150 million delivered by the investor group. The transaction is also subject to approval by holders of a majority of LIVE's outstanding Common and Series C Preferred Stock at a special meeting which is expected to be held in June or July.

 Failure of the Company to consummate the transactions covered under the merger agreement or otherwise recapitalize the Company at this time would have a number of adverse effects on the Company's business and operations. The Company will have insufficient working capital to execute its business plan as now contemplated and will likely have to cut back on the number of theatrical acquisitions and productions it undertakes. The Company will have to reconsider whether it can continue to pay cash dividends on the Series B Preferred Stock. The Company will have to devote a substantial portion of its cash flow to create a fund to repay the LIVE Increasing Rate Notes, of which $20 million are due in 1998 and the remaining $20 million in 1999. Finally, the Company will have to replace its existing credit facility with Foothill Capital Corporation which is due in 1998 and which may be difficult to accomplish in view of the need to retire the LIVE Increasing Rate Notes and the uncertainty of the future composition of the Company's equity structure.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 In May 1994, a breach of contract claim was filed against a subsidiary of the Company by certain Plaintiffs, on their own behalf and on behalf of all persons similarly situated, claiming nonpayment of royalties from licensing of films in foreign territories and deprivation of royalty payments as a result of misallocation of certain values asserted with licensed film properties. Films subject to the complaint were contained in the assets of Vestron, Inc. purchased by the Company in July 1991, and the period covered included the license periods both prior to, and subsequent to, the acquisition date by the Company. The Company filed a reply brief (including a Motion to Dismiss) on October 5, 1994, and such Motion to Dismiss was granted on the grounds of forum non conviens. Plaintiff filed a complaint with the New York Supreme Court, Erie County, on March 22, 1995. The Company filed its answer, affirmative defenses and counterclaim on April 20, 1995. Plaintiffs filed a motion for class certification on September 8, 1995 to which the Company filed its opposition to the motion on November 6, 1995. After limited pre-trial discovery, a motion for class certification was argued on December 6, 1995. By order dated June 21, 1996 and filed on June 25, 1996, the Supreme Court in this action determined that the action could be maintained as a class action under the provisions of Section 901(a) of the New York Civil Practice Law and Rules. The Company filed an appeal from the Order granting class certification on July 19, 1996 and filed a Motion for Decertification of the class on July 24, 1996.
A hearing on the motion was heard on September 4, 1996 and on December 24, 1996 the Supreme Court denied the Company's Motion for Decertification. On February 7, 1997 the company filed a combined appeal from the order granting a class certification and the dismissal of the Motion for Decertification, which was considered by the New York State Appellate Division in April 1997. By its decision of April 25, 1997, the New York State Appellate Division affirmed the decision of the Supreme Court.

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

 Other than as described above, there are no legal proceedings to which LIVE or any of its subsidiaries are a party other than ordinary routine litigation in the course of business. In the opinion of management (which is based in part on the advice of outside counsel), resolution of these matters will not have a material adverse impact on LIVE's financial position or results of operations.

ITEM 3(b).  DEFAULTS UPON SENIOR SECURITIES - DIVIDEND ARREARAGE
            ON PREFERRED STOCK

 Dividends on the Series C Preferred Stock, at the rate of 5% per annum on the unreturned $15,000,000 liquidation value of the Series C Preferred Stock, are due on June 30 and December 31 of each year. Although the dividends scheduled to be paid on June 30 and December 31 of 1993, 1994, 1995 and 1996 were accrued by LIVE, those dividends were not paid due to restrictions imposed on LIVE by the terms of the Series B Preferred Stock, which prohibit the payment of dividends on the Series C Preferred Stock unless the aggregate amount of such dividends, together with all cash dividends paid on the Series B Preferred Stock, does not exceed the net income of LIVE (adding back specified net worth exclusions) since the March 23, 1993 date of issuance of the Series B Preferred Stock and Series C Preferred Stock. LIVE has had a cumulative consolidated net loss for the period subsequent to March 23, 1993. Thus, pursuant to the terms of the Series B Preferred Stock, LIVE was prohibited from paying the June 30 and December 31, 1993, 1994, 1995 and 1996 cash dividends on the Series C Preferred Stock which, together with accrued and unpaid dividends thereon, totaled approximately $3,078,000 as of March 31, 1997.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits:

10.100 Amendment No. Four to Amended and Restated Loan and Security Agreement, dated as of March 20, 1997 among Foothill Capital Corporation, and each of LIVE Film and Mediaworks Inc., LIVE America Inc. and Vestron Inc.

10.101 Agreement and Plan of Merger By and Among LIVE Entertainment Inc., Film Holding Co. and Film Acquisition Co. dated April 17, 1997, (incorporated herein by reference to Exhibit 10.1 on the registrant's Form 8-K filed with the Securities and Exchange Commission on April 30, 1997).

11       Computation of (Loss) Income Per Common Share (Unaudited).

27       Financial Data Schedule (Electronic Filing Only).

 Reports on Form 8-K: On April 30, 1997, LIVE filed a Form 8-K regarding the Agreement and Plan of Merger By and Among LIVE
 Entertainment Inc., Film Holdings Co. and Film Acquisition Co.

                            SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                 LIVE ENTERTAINMENT INC.


Dated: May 7, 1997               By: /s/ RONALD B. CUSHEY
                                     Ronald B. Cushey
                                     Chief Financial Officer




                          EXHIBIT INDEX

10.100 Amendment No. Four to Amended and Restated Loan and Security Agreement, dated as of March 20, 1997 among Foothill Capital Corporation, and each of LIVE Film and Mediaworks Inc., LIVE America Inc. and Vestron Inc.

10.101 Agreement and Plan of Merger By and Among LIVE Entertainment Inc., Film Holding Co. and Film Acquisition Co. dated April 17, 1997, (incorporated herein by reference to Exhibit 10.1 on the registrant's Form 8-K filed with the Securities and Exchange Commission on April 30, 1997).

11       Computation of (Loss) Income Per Common Share (Unaudited).

27       Financial Data Schedule (Electronic Filing Only).